Form 10QSB
period 2007-04-30
AMERICAN TELSTAR INC
filed 2007-06-20
CIK 799414

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended April 30, 2007


                        Commission File Number: 000-52387


                             American Telstar, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-1052279
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                    444 Park Forest Way, Wellington, FL 33414
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (561) 798-4294
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__              No _____


As of April 30, 2007, the Registrant had 650,225 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____    No __X__

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.        Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of April 30, 2007
                   (unaudited) and July 31, 2006                            2

                  Statements of Operations, Three Months
                    Ended April 30, 2007 and 2006 (unaudited)               3

                  Statements of Operations, Nine Months
                    Ended April 30, 2007 and 2006 (unaudited)               4

                  Statements of Cash Flows, Nine Months
                    Ended April 30, 2007 and 2006 (unaudited)               5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              8

Part II.  Other Information                                                 9

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                  April 30,       July 31,
                                                     2007           2006
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
                                     ASSETS

Current Assets:
  Cash                                           $    25,049    $    27,092
                                                 -----------    -----------
     Total current assets                             25,049         27,092

Prepaid expense                                         --           30,000
                                                 -----------    -----------

  Total Assets                                   $    25,049    $    57,092
                                                 ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                $     9,704    $     1,983
  Accrued expenses                                       270            150
                                                 -----------    -----------
  Total Current Liabilities                            9,974          2,133
                                                 -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value,
  40,000,000 shares authorized,
  none issued and outstanding                           --             --
Common Stock, $0.0001 par value,
  500,000,000 shares authorized
  650,225 shares issued and
     outstanding                                          65             65
Additional paid-in capital                           229,435        229,435
Accumulated (deficit)                               (163,000)      (163,000)
Accumulated (deficit) during development stage       (51,425)       (11,541)
                                                 -----------    -----------
Total Stockholders' Equity                            15,075         54,959
                                                 -----------    -----------

Total Liabilities and Stockholders' Equity       $    25,049    $    57,092
                                                 ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                          Three Months Ended
                                               April 30,
                                          2007          2006
                                       ----------    ----------

Revenues                               $     --      $     --
                                       ----------    ----------

Operating Expenses:
  Audit and accounting                         70            20
  Professional fees                           531           450
  Other                                        13          --
                                       ----------    ----------
Total Operating Expenses                      614           470
                                       ----------    ----------
Net (Loss)                             $     (614)         (470)
                                       ----------    ----------

Per Share                              $      nil    $      nil
                                       ==========    ==========

Weighted Average Number of Shares
 Outstanding                              650,225       650,225
                                       ==========    ==========






    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Period
                                                                 from March 25,
                                                                   2005 (date
                                                                 of development
                                        Nine Months Ended        stage) through
                                            April 30,               April 30,
                                       2007           2006            2007
                                   -----------    -----------    --------------

Revenues                           $      --      $      --      $         --
                                   -----------    -----------    --------------

Operating Expenses:
  Audit and accounting                   6,790             40            13,290
  Consulting                            30,000           --              30,000
  Professional fees                      2,631          1,499             6,665
  Administrative and other                 463             70             1,470
                                   -----------    -----------    --------------
Total Operating Expenses                39,884          1,609            51,425
                                   -----------    -----------    --------------
Net (Loss)                         $   (39,884)        (1,609)          (51,425)
                                   -----------    -----------    --------------

Per Share                          $      (.06)   $       nil    $         (.08)
                                   ===========    ===========    ==============

Weighted Average Number of Shares
 Outstanding                           650,225        650,225           650,225
                                   ===========    ===========    ==============











    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Period
                                                                 from March 25,
                                                                   2005 (date
                                                                 of development
                                        Nine Months Ended        stage) through
                                            April 30,               April 30,
                                       2007           2006            2007
                                   -----------    -----------    --------------
Cash Flows from Operating
 Activities:
  Net (loss)                       $   (39,884)   $    (1,609)   $      (51,425)
  Adjustment to reconcile net
   (loss) to net cash provided
   by operating activities:
    Stock issued for
     reorganization Services              --             --               6,500
    Decrease in prepaid expense         30,000           --              30,000
    Increase in accounts payable
     and accrued liabilities             7,841            283             9,974
                                   -----------    -----------    --------------
Net Cash (Used in) Operating
 Activities                             (2,043)        (1,326)           (4,951)
                                   -----------    -----------    --------------
Cash Flows from Investing
 Activities                               --             --                --
                                   -----------    -----------    --------------
Cash Flows from Financing
 Activities
  Issuance of common stock                --             --              30,000
                                   -----------    -----------    --------------
Net Cash Provided by Financing
 Activities                               --             --              30,000

Increase (decrease) in Cash             (2,043)        (1,326)           25,049

Cash, Beginning of Period               27,092         28,418              --
                                   -----------    -----------    --------------
Cash, End of Period                $    25,049    $    27,092            25,049
                                   ===========    ===========    ==============
Interest Paid                      $      --      $      --      $         --
                                   ===========    ===========    ==============
Income Taxes Paid                  $      --      $      --      $         --
                                   ===========    ===========    ==============
Non-cash transactions:
Issuance of stock for
 reorganization services           $      --      $      --      $        6,500
                                   ===========    ===========    ==============
Issuance of stock for prepaid
 services for registration         $      --      $      --      $       30,000
                                   ===========    ===========    ==============


    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2007 (Unaudited)

(1)   Unaudited Financial Statements
      ------------------------------

The balance sheet as of April 30, 2007, and the statements of operations and the statements of cash flows for the three month and nine month periods ended April 30, 2007 and 2006, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the July 31, 2006 audited financial statements and the accompanying notes included in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission.

(2)   Basis of Presentation - Going Concern
      -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3)   Common Stock
      ------------

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of October 31, 2006, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

On May 23, 2005, the Company issued 70,000 shares of its common stock to its President for reorganization services valued by the Board of Directors at $6,500, resulting in a price per share of $.0928.

Also on May 23, 2005, the Company issued 328,750 shares of its common stock to Pride Equities, Inc. (Pride), representing approximately 51% of its common stock outstanding, in exchange for future services valued at $30,000 and a cash contribution of $30,000, resulting in a price per share of $.1825. The services provided by Pride subsequent to October 31, 2006 consisted principally of services related to the Company's reorganization. Determination of this price per share by the Board of Directors was based on the fact that the shares issued to Pride were majority control shares. This transaction resulted in a change in control of the Company.

Also on May 23, 2005, the Company effected a one for 200 reverse stock split. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock split.


(4)   Related Party Transaction
      -------------------------

During the three months ended January 31, 2007, the $30,000 related party expense that was previously prepaid, was incurred and is included in consulting fee expense.

(5)   Income Taxes
      ------------

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                      Estimated               Estimated                Change in
                      NOL Carry-     NOL     Tax Benefit   Valuation   Valuation   Net Tax
      Period Ending    forward     Expires    from NOL     Allowance   Allowance   Benefit
      -------------    -------     -------    --------     ---------   ---------   -------
      July 31, 2006     11,541      2026        2,135       (2,135)       (466)      --
      April 30, 2007    51,425      2027        9,514       (9,514)     (7,379)      --

      Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

      Income tax benefit at statutory rate resulting from net
      operating loss carryforward                                   (15.0%)
      State tax benefit, net of federal benefit                      (3.5%)
                                                                ---------------
      Deferred income tax valuation allowance                        18.5%
                                                                ---------------
      Actual tax rate                                                 0%
                                                                ===============

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


American Telstar, Inc., (the "registrant" or "Company") (formerly Heritage Funding, Ltd.) was originally incorporated as a Colorado corporation on August 5, 1986. Heritage Funding, Ltd. successfully completed a public offering of securities during the year ended July 31, 1988. On November 28, 1988, the Company issued 185,000 (post reverse-split) shares of its $.0001 par value common stock in exchange for 100% ownership of American Telstar, Inc. American Telstar, Inc. was established as a California corporation in 1986. The Company was engaged in the music video business as well as a movie production business. American Telstar in 1988 became engaged in acquiring music through lease agreements for various record labels. Since 1991, the Company has not engaged in any operations and has been dormant.

Heritage Funding, Ltd. changed its name to American Telstar, Inc. effective December 9, 1988.

The business combination was accounted for as a reverse purchase since the controlling shareholders of the acquired company control the acquiring Company after the transaction. The stockholders' (deficit) section of the financial statements has been retroactively adjusted to give effect to the reorganization as of the date the original shares were issued by American Telstar, Inc., the California corporation. The net monetary assets of Heritage Funding, Ltd. at the time of the transaction have been treated as consideration for the new shares at that time.

Effective March 25, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the period ended April 30, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2007, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive           Filed herewith
                Officer pursuant to Section 302            electronically
                of the Sarbanes-Oxley Act of 2002

         31.2   Certification of Chief Financial           Filed herewith
                Officer pursuant to Section 302            electronically
                of the Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive           Filed herewith
                Officer pursuant to 18 U.S.C.              electronically
                Section 1350

         32.2   Certification of Chief Financial           Filed herewith
                Officer pursuant to 18 U.S.C.              electronically
                Section 1350

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telstar, Inc.

Date:  June 19, 2007

By:


  /s/ Charles Calello
---------------------------------------------
Charles Calello
President, Chief Executive Officer


By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
Secretary, Treasurer, Chief Financial Officer