Form 10KSB
period 2007-07-31
AMERICAN TELSTAR INC
filed 2007-10-29
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended - July 31, 2007
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from:

                        Commission file number: 000-52387

                             American Telstar, Inc.
                 (Name of Small Business Issuer in its charter)


           Colorado                                            84-1052279
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


                    444 Park Forest Way, Wellington, FL 33414
                    (Address of principal executive offices)

                    Issuer's telephone number: (561) 798-4294

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  Yes   X    No       .
                    -----     -----

State issuer's revenues for its most recent fiscal year.    $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):    $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [ ] No [ ] Not applicable.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                          650,225 as of July 31, 2007.

  Transitional Small Business Disclosure Format (Check one):    Yes [ ]; No [X]

                                     PART I

ITEM 1.  BUSINESS

American Telstar, Inc. (the "Company") was incorporated on August 5, 1986, under the laws of the State of Colorado. The company was in the music distribution business. In February 1995, the Company was dissolved, by administrative action of the Colorado Secretary of State as a result of non-filing of required documents with the State of Colorado. Effective June 21, 1996, the Company reinstated its charter. In February 1999, the Company was dissolved, by administrative action of the Colorado Secretary of State as a result of non-filing of required documents with the State of Colorado.

Since 1991, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger or acquisition with a private entity.

Effective September 7, 1999, the Company reinstated its charter. Effective March 25, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company. Its purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "General Business Plan". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with $0.0001 par value and 40,000,000 shares of $0.10 par value Preferred Stock. As of July 31, 2007, there are 650,225 shares of common stock outstanding.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisement.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 444 Park Forest Way, Wellington, FL 33414, which is the address of its Vice-President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following items were submitted to a vote of the security holders of the Company on May 23, 2005. All items were approved

     o A one for 200 reverse stock split-with fractional shares rounded up to the nearest 200 shares
     o    Issuance of new certificates to be held by the Company
     o The issuance of 65,750,000, pre-split, shares (328,750 post split) to Pride Equities, Inc.
     o The issuance of 14,000,000, pre-split, shares (70,000 post split) to Charles Calello, President.
     o To authorize the filing of Restated Articles of Incorporation, if desired by the Board of Directors
     o To reduce all time periods, either in the Articles or By-laws, to the minimum time period allowed by state law, as enacted from time to time.
     o The election of a new Board of Directors to consist of Charles Calello, Michael Schumacher, and Peter Porath.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is not a market for the Company's securities.

(b) Holders.

As of July 31, 2007, there are approximately 41 holders of the Company's Common Stock.

(c) Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations

The Company incorporated in Colorado. The Company was dissolved by the Colorado Secretary of State effective November 27, 1989, and the registrant has been dormant since then. The Company was reinstated by the Secretary of State of Colorado effective February 1995. Effective Jun 21, 1996, the Company reinstated its charter. In February 1999, the Company was dissolved, by administrative action of the Colorado Secretary of State as a result of non-filing of required documents with the State of Colorado. Since 1991, the Company has not engaged in any operations and has been dormant. Effective September 7, 1999, the Company reinstated its charter.

Effective March 25, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company. Its purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities.

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

In the opinion of legal counsel there are no known outstanding judgments against the Company, nor any pending litigation.

Liquidity and Capital Resources.

On March 25, 2005, the date of commencement of the development stage, the Company had 251,475 common shares issued and outstanding. Effective May 23, 2005, the Company issued 65,750,000, pre-split, (328,750 post-split) shares of common stock to Pride Equities, Inc. (Pride) for $30,000 services to assist the Company in becoming fully reporting with the Securities & Exchange Commission and $30,000 cash. It is the opinion of the Company's management that the fair value of stock issued under this arrangement is $60,000. The measurement date for the issuance of stock was May 23, 2005. Also on May 23, 2005, the Company effected a one for two hundred reverse stock split which resulted in Pride owning 328,750 post split shares of common stock.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



         Financial Statements:

             Balance Sheet                                              F-2

             Statements of Operations                                   F-3

             Statement of Changes in Stockholders' (Deficit)            F-4

             Statements of Cash Flows                                   F-5

             Notes to Financial Statements                              F-6

                             AMERICAN TELSTAR, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  July 31, 2007
                                   (Unaudited)

                                     ASSETS


Current Assets:

Cash                                                         $  25,049
                                                             ---------
  Total Current Assets                                          25,049

TOTAL ASSETS                                                 $  25,049
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, related party                           $  11,261
                                                             ---------
      Total Current Liabilities                                 11,261
                                                             ---------

TOTAL LIABILITIES                                               11,261
                                                             ---------

Stockholders' Equity:
   Preferred stock, $0.10 par value
    40,000,000 shares authorized,
    none issued and outstanding                                   --
  Common stock,$0.0001 par value
   500,000,000 shares authorized,
   650,225 issued and outstanding                                   65
   Additional paid-in capital                                  229,435
   Accumulated (deficit)                                      (163,000)
   Accumulated (deficit) during the development stage          (52,712)
                                                             ---------

TOTAL STOCKHOLDERS' EQUITY                                      13,788
                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  25,049
                                                             =========




The accompanying notes are an integral part of the financial statements.



                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             For the period
                                                                             from March 25,
                                                                             2005 (date of
                                                                              development
                                                                                stage)
                                                  For the Year Ended           through
                                                       July 31                 July 31
                                                 2007            2006            2007
                                             ------------    ------------    ------------
Revenue                                      $       --      $       --      $       --
                                             ------------    ------------    ------------

Expenses:
  Stock issued for reorganization services           --              --             6,500
  Consulting fees, related party                   30,000            --            30,000
  Professional fees                                10,693           2,452          14,727
  Other                                               478              70           1,485
                                             ------------    ------------    ------------
                                                   41,171           2,522          52,712
                                             ------------    ------------    ------------

Net (Loss)                                   $    (41,171)   $     (2,522)   $    (52,712)
                                             ============    ============    ============

Per Share                                    $       (.06)   $        Nil
                                             ============    ============

Weighted Average Shares Outstanding               650,225         650,225
                                             ============    ============






The accompanying notes are an integral part of the financial statements.


                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from August 1, 2004 through July 31, 2007
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                            (Deficit)
                                                                               Additional                   during the
                                    Preferred    Stock     Common      Stock    Paid in     Accumulated    Development
                                   No./Shares   Amount   No./Shares   Amount    Capital      (Deficit)        Stage         Total
                                   ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at August 1, 2004                --     $ --        251,475   $   25   $  162,975   $  (163,000)   $      --      $    --

Issuance of stock for services at
$.0928 May 23, 2005                      --       --         70,000        7        6,493          --             --          6,500

Issuance of stock for $30,000
services and $30,000 cash at
$.1825, May 23, 2005                     --       --        328,750       33       59,967          --             --         60,000

Net loss-year ended July 31, 2005        --       --           --       --           --            --           (9,019)      (9,019)
                                   ----------   ------   ----------   ------   ----------   -----------    -----------    ---------

Balance at July 31, 2005                 --       --        650,225       65      229,435      (163,000)        (9,019)      57,481

Net loss-year ended July 31, 2006        --       --           --       --           --            --           (2,522)      (2,522)
                                   ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at July 31, 2006                 --       --        650,225       65      229,435      (163,000)       (11,541)      54,959

Net loss-year ended July 31, 2007        --       --           --       --           --            --          (41,171)     (41,171)
                                   ----------   ------   ----------   ------   ----------   -----------    -----------    ---------

Balance at July 31, 2007                 --     $ --        650,225   $   65   $  229,435   $  (163,000)   $   (52,712)   $  13,788
                                   ==========   ======   ==========   ======   ==========   ===========    ===========    =========


The accompanying notes are an integral part of the financial statements.


                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               For the period
                                                                               from March 25,
                                                                               2005 (date of
                                                                                development
                                                                                  stage)
                                                    For the Year Ended            through
                                                        December 31               July 31
                                                   2007            2006            2007
                                               ------------    ------------    ------------

Cash Flows from Operating Activities:
 Net (Loss)                                    $    (41,171)   $     (2,522)   $    (52,712)
 Adjustment to reconcile net (loss) to
 net cash (used in) operating activities:
    Stock issued for reorganization services           --              --             6,500
    Decrease in prepaid expense                      30,000            --            30,000
    Increase in accounts payable and
     accrued expenses                                 9,128           1,196          11,261
                                               ------------    ------------    ------------

  Net Cash (Used in) Operating Activities            (2,043)         (1,326)         (4,951)
                                               ------------    ------------    ------------


Cash Flows from Investing Activities                   --              --              --
                                               ------------    ------------    ------------


Cash Flows from Financing Activities:
  Common stock issued for cash                         --              --            30,000
                                               ------------    ------------    ------------

  Net Cash Provided by Financing Activities            --              --            30,000

Increase (decrease) in Cash                          (2,043)         (1,326)         25,049

Cash, Beginning of Period                            27,092          28,418            --
                                               ------------    ------------    ------------


Cash, End of Period                            $     25,049    $     27,092    $     25,049
                                               ============    ============    ============


Interest Paid                                  $       --      $       --      $       --
                                               ============    ============    ============

Income Taxes Paid                              $       --      $       --      $       --
                                               ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of American Telstar, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Description of Business

The Company (formerly Heritage Funding, Ltd.) was originally incorporated as a Colorado corporation on August 5, 1986.

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

     (b)  Development Stage Activities

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began March 25, 2005 when the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

     (c)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (d)  Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     (e)  Basis of Presentation - Going Concern

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

Management intends to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

     (f)  Estimated Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, cash equivalents, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

     (g)  Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At October 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     (h)  Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     (i)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

     (j)  Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

     (k)  Revenue Recognition

The Company has had no revenue during its development stage.

     (l)  Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (m) Unaudited Financial Statements

The balance sheet as of July 31, 2007, the statements of operations, changes in stockholders' equity and cash flows for the year ended July 31, 2007, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Since the Company is an inactive company as defined by Regulation S-X, 210, 3-11, audited financial statements are not required to be presented. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2007 and for all periods presented, have been made.


     (n)  Other

The Company has selected July 31 as its fiscal year end.

The Company has paid no dividends.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

Note 2 - Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2026. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                      Estimated
                Estimated                Tax                 Change in
                NOL Carry-    NOL      Benefit   Valuation   Valuation   Net Tax
Period Ending    forward    Expires   from NOL   Allowance   Allowance   Benefit
July 31, 2006    11,541       2026     2,135      (2,135)      (466)       --
July 31, 2007    52,712       2027     9,752      (9,752)     (7,617)      --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from
        net operating loss carryforward                              (15.0%)
        State tax benefit, net of federal benefit                     (3.5%)
                                                                 ---------------
        Deferred income tax valuation allowance                        18.5%
                                                                 ---------------
        Actual tax rate                                                 0%
                                                                 ===============

Note 3 - Common and Preferred Stock

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                              AGE         POSITION

Charles Calello                   69          President and Director

Michael Schumacher                58          Secretary, Treasurer, Director and
Chief Financial Officer

Peter Porath                      76          Vice-President and Director


CHARLES CALELLO. Charles Calello is President and a Director of American Telstar since 1986. Mr. Calello was President and Chairman of the Board of Cardiff Financial until November 15, 2005. Mr. Calello is currently on the Board of Directors of the Florida Sunshine Pops Orchestra, Inc. since its inception in 1999. Mr Calello is currently on the Board of Directors of The Gold Cost Opera since 2004. Mr. Calello is a music arranger and producer and has had over 100 songs on the Billboard magazine top 100 with 38 of them being top ten. Mr. Calello started his musical career in 1962 with the 4 Seasons as their music arranger. For the years 1965 and 1966 Mr. Calello was one of the 4 Seasons touring the United States. From 1966 thru 1968, Mr. Calello worked as a "Record Producer" for the CBS company, Colombia Records. Mr. Calello has been President of Charles Calello Productions, Inc., a music production company for the past 40 years. The company is currently located in Boca Raton, Florida and provides musical arrangements and productions for Symphonic Pops Orchestras, singers and musicians throughout the United States. Mr. Calello was educated at the Manhattan School of Music in New York City, New York.

MICHAEL SCHUMACHER. Michael Schumacher has been Secretary, Treasurer, Chief Financial Officer and a Director of the Company since March 2005. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until December 2002. Michael Schumacher was President, Treasurer, Chief Financial Officer and a Director of Birch Branch, Inc. from 1996 until December 6, 2006. Birch Branch, Inc. was a public real estate company during Mr. Schumacher's term of involvement. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher has also been a director, president and treasurer of Pride, Inc., a real estate company, since inception, August 22, 2001. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. From January 2005 to June 2006, he was President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

PETER PORATH. Peter Porath has been Vice-President and a director of the Company since March 2005. Since January 2003, Mr. Porath has been President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He has also, since June 2003, been a President and Director of National Superstars, Inc, an inactive pubic company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been Vice-President and a director of Springfield Financial, Inc., an inactive company. Mr. Porath was a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants For Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company on the American Stock Exchange, and developer of Wellington and Palm Beach Polo, now a city of 40,000 people. Prior to this, Mr. Porath was President of San Andros, Inc., doing real estate workouts for the Bank of Virginia; Vice-President of Magnuson Corp., a real estate developer; Supervisor of Customer Service for General Development Corp., a New York Stock Exchange Company; and Assistant to the Vice-President of Moody's Investors Service, Chicago, now a New York Stock Exchange Company. Mr. Porath attended Syracuse University in the U.S. Air Force Security Service and holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.


SIGNIFICANT EMPLOYEES

The Company has no regular employees. Charles Calello, Michael Schumacher, and Peter Porath each devote approximately 5% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of July 31, 2007 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and
(iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                               NUMBER OF            PERCENTAGE
                                              SHARES OWNED          OF SHARES
                                             OR CONTROLLED            OWNED

Michael Schumacher, beneficially
 through Pride Equities, Inc.                   328,750               50.56%
Denver, Colorado

Charles Calello                                 165,000               25.38%

All Officers and Directors as a Group           493,750               75.94%

Ranji Bedi                                       95,000               14.61%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective May 23, 2005, Pride Equities, Inc. agreed to provide services valued at $30,000 and to fund the Company with $30,000 in exchange for 328,750 (post reverse-split) shares of the Company's common stock. Securities issued by blank check companies cannot be resold under Rule 144, but must be registered under the Securities Act of 1933. Pride Equities, Inc. is a related party since Mr. Schumacher is the President and Director of Pride, Inc., the parent company of Pride Equities, Inc., and an officer and director of Pride Equities, Inc.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend at this time to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

None

(c) Exhibits.

* 1.1    Articles of Incorporation

* 1.2 Certificate of Amendment of Articles of Incorporation dated December 16, 1988

* 1.3    Articles of Reinstatement dated June 21, 1996

* 1.4    Articles of Reinstatement dated September 7, 1999

* 2.1    Bylaws


* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.


31.1   Section 302 Certification -- Chief Executive Officer

31.2   Section 302 Certification-- Chief Financial Officer

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telstar, Inc.

Date:  October 29, 2007

By:


 /s/ Charles Calello
-----------------------------------
Charles Calello
President, Chief Executive Officer
 and Director



By:


/s/ Michael Schumacher
-----------------------------------
Michael Schumacher
Secretary, Treasurer, Chief
 Financial Officer and Director