Form 10QSB
period 2007-10-31
AMERICAN TELSTAR INC
filed 2007-11-08
CIK 799414

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2007

                        Commission File Number: 000-52387


                             American Telstar, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                     84-1052279
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                    444 Park Forest Way, Wellington, FL 33414
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (561) 798-4294
                           --------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----       -----


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  X    No
                                    -----    -----

Number of shares outstanding of the registrant's class of common stock as of October 31, 2007: 650,225


Authorized share capital of the registrant: 500,000,000 common shares, par value of $0.0001

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of October 31, 2007
                   and July 31, 2007 (unaudited)                            2

                  Statements of Operations, Three Months
                    Ended October 31, 2007 and 2006 (unaudited)             3

                  Statements of Cash Flows, Three Months
                    Ended October 31, 2007 and 2006 (unaudited)             4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations          6

Part II.  Other Information                                                 7

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  October 31,      July 31,
                                                     2007           2007
                                                  -----------    -----------
                                 ASSETS

Current Assets:
  Cash                                            $    12,956    $    25,049
                                                  -----------    -----------
  Total Assets                                    $    12,956    $    25,049
                                                  ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                 $      --      $    11,261
                                                  -----------    -----------
  Total Current Liabilities                              --           11,261
                                                  -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and oustanding
Common Stock, no par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                           65             65
Additional paid-in capital                            229,435        229,435
Accumulated (deficit)                                (163,000)      (163,000)
Accumulated (deficit) during development stage        (53,544)       (52,712)
                                                  -----------    -----------
Total Stockholders' Equity                             12,956         13,788
                                                  -----------    -----------

Total Liabilities and Stockholders' Equity        $    12,956    $    25,049
                                                  ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Period
                                                                  from March 25
                                                                   2005 (date
                                                                 of development
                                        Three Months Ended       stage) through
                                    October 31,    October 31,     October 31,
                                       2007           2006            2007
                                    -----------    -----------   --------------

Revenues                            $      --      $      --     $         --
                                    -----------    -----------   --------------

Operating Expenses:
  Stock issued for reorganization
    Services                               --             --              6,500
  Consulting fees, related party           --             --             30,000
  Professional fees                         822            650           15,549
  Other                                      10             10            1,495
                                    -----------    -----------   --------------
Total Operating Expenses                    832            660           53,544
                                    -----------    -----------   --------------
Net (Loss)                          $      (832)          (660)         (53,544)
                                    -----------    -----------   --------------

Per Share                           $       nil    $       nil   $         (.01)
                                    ===========    ===========   ==============

Weighted Average Number of Shares
 Outstanding                            650,225        650,225          625,434
                                    ===========    ===========   ==============








    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                  from March 25
                                                                   2005 (date
                                                                 of development
                                        Three Months Ended       stage) through
                                    October 31,    October 31,     October 31,
                                       2007           2006            2007
                                    -----------    -----------   --------------
Cash Flows from Operating
 Activities:
  Net (loss)                        $      (832)   $      (660)  $      (53,544)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses             --             --              6,500
      Decrease in prepaid expense          --             --             30,000
      (Decrease) in accounts
        payable                         (11,261)        (1,383)            --
                                    -----------    -----------   --------------
Net Cash (Used in) Operating
 Activities                             (12,093)        (2,043)         (17,044)
                                    -----------    -----------   --------------

Cash Flows from Investing
 Activities                                --             --               --
                                    -----------    -----------   --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                 --             --             30,000
                                    -----------    -----------   --------------
Net Cash Provided by Financing
 Activities                                --             --             30,000

Increase (decrease) in Cash             (12,093)        (2,043)          12,956

Cash, Beginning of Period                25,049         27,092             --
                                    -----------    -----------   --------------
Cash, End of Period                 $    12,956    $    25,049           12,956
                                    ===========    ===========   ==============
Interest Paid                       $      --      $      --     $         --
                                    ===========    ===========   ==============
Income Taxes Paid                   $      --      $      --     $         --
                                    ===========    ===========   ==============




    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          October 31, 2007 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheets as of October 31, 2007 and July 31, 2007, and the statements of operations and the statements of cash flows for the three month periods ended October 31, 2007 and 2006, and the period from March 25, 2005 (date of development stage) through October 31, 2007, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the July 31, 2007 unaudited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

(3)   Common and Preferred Stock

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

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


American Telstar, Inc., (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on August 5, 1986. The registrant was originally organized to engage in the music video business as well as a movie production business. Since 1991, the Company has not engaged in any operations and has been dormant. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the quarter ended October 31, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company incurred consulting fees totaling $30,000 during the year ending July 31, 2007 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At October 31, 2007, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

Effective November 1, 2007, Michael L. Schumacher resigned as a director and as secretary, treasurer, and chief financial officer. Michael L. Schumacher had no disagreements with the registrant that led to his resignation.

Peter Porath, an existing director and current vice-president was appointed and assumed the duties as chief financial officer upon Mr. Schumacher's resignation.

Also effective November 1, 2007, the board of directors appointed Ralph Amato as a director and secretary of the Registrant.

Mr. Amato is CEO of Ventana Capital Partners. On November 1, 2007, Ventura Capital Partners entered into a stock purchase agreement with Pride Equities, Inc. and Mr. Charles Calello to acquire all of the shares of the Registrant owned by them, representing approximately 76% of the ownership of the Registrant. Mr. Schumacher is President and the beneficial controlling shareholder of Pride Equities, Inc. Mr. Calello is a director and President of the Registrant.

The stock purchase agreement is subject to a significant contingency related to obtaining a listing on the OTCBB and therefore no assurance can be given that the transaction will close. (See the attached copy for the stock purchase agreement.) If the transaction closes, it would result in a change in control of the Registrant.

Item 6.  Exhibits

    31.1   Certification of Chief Executive        Filed herewith electronically
           Officer pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

    31.2   Certification of Chief Financial        Filed herewith electronically
           Officer pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

    32.1   Certification of Chief Executive        Filed herewith electronically
           Officer pursuant to 18 U.S.C.
           Section 1350

    32.2   Certification of Chief Financial        Filed herewith electronically
           Officer pursuant to 18 U.S.C.
           Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telstar, Inc.

Date: November 7, 2007

By:


 /s/ Charles Calello
----------------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


  /s/ Peter Porath
----------------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director