Form 10QSB
period 2008-01-31
AMERICAN TELSTAR INC
filed 2008-03-17
CIK 799414

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2008

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

                            Yes   X                No _____
                                -----


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  X   No
                                     ---     ---

Number of shares outstanding of the registrant's class of common stock as of January 31, 2008: 650,225


Authorized share capital of the registrant: 500,000,000 common shares, par value of $0.0001

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of January 31, 2008
                   and July 31, 2007 (unaudited)                            2

                  Statements of Operations, Three Months
                    Ended January 31, 2008 and 2007 (unaudited)             3

                  Statements of Operations, Six Months
                    Ended January 31, 2008 and 2007 (unaudited)             4

                  Statements of Cash Flows, Six Months
                    Ended January 31, 2008 and 2007 (unaudited)             5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              7

Part II.  Other Information                                                 8

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                    January 31,      July 31,
                                                        2008           2007
                                                    -----------    -----------
                                 ASSETS

Current Assets:
  Cash                                              $    13,321    $    25,049
                                                    -----------    -----------
  Total Assets                                      $    13,321    $    25,049
                                                    ===========    ===========



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                   $     2,781    $    11,261
                                                    -----------    -----------
  Total Current Liabilities                               2,781         11,261
                                                    -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and oustanding
Common Stock, no par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                             65             65
Additional paid-in capital                              229,435        229,435
Accumulated (deficit)                                  (163,000)      (163,000)
Accumulated (deficit) during development stage          (55,960)       (52,712)
                                                    -----------    -----------
Total Stockholders' Equity                               10,540         13,788
                                                    -----------    -----------

Total Liabilities and Stockholders' Equity          $    13,321    $    25,049
                                                    ===========    ===========






    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended
                                       January 31,    January 31,
                                           2008           2007
                                       -----------    -----------

Revenues                               $      --      $      --
                                       -----------    -----------

Operating Expenses:
  Stock issued for reorganization
    Services                                  --            6,500
  Consulting fees, related party              --           30,000
  Professional fees                          1,997          1,670
  Other                                        419            440
                                       -----------    -----------
Total Operating Expenses                     2,416         38,610
                                       -----------    -----------
Net (Loss)                             $    (2,416)       (38,610)
                                       -----------    -----------

Per Share                              $       Nil    $      (.06)
                                       ===========    ===========

Weighted Average Number of Shares
 Outstanding                               650,225        650,225
                                       ===========    ===========







    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Period
                                                                 from March 25
                                                                   2005 (date
                                                                 of development
                                          Six Months Ended       stage) through
                                    January 31,    January 31,     January 31,
                                        2008           2007            2008
                                    -----------    -----------   --------------

Revenues                            $      --      $      --     $         --
                                    -----------    -----------   --------------

Operating Expenses:
  Stock issued for reorganization
    Services                               --            6,500            6,500
  Consulting fees, related party           --           30,000           30,000
  Professional fees                       2,818          2,320           17,545
  Other                                     430            450            1,915
                                    -----------    -----------   --------------
Total Operating Expenses                  3,248         39,270           55,960
                                    -----------    -----------   --------------
Net (Loss)                          $    (3,248)       (39,270)         (55,960)
                                    -----------    -----------   --------------

Per Share                           $      (.01)   $      (.06)  $         (.09)
                                    ===========    ===========   ==============

Weighted Average Number of Shares
 Outstanding                            650,225        650,225          627,647
                                    ===========    ===========   ==============








    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                  from March 25
                                                                   2005 (date
                                                                 of development
                                          Six Months Ended       stage) through
                                    January 31,    January 31,     January 31,
                                        2008           2007            2008
                                    -----------    -----------   --------------
Cash Flows from Operating
 Activities:
  Net (loss)                        $    (3,248)   $   (39,270)  $      (55,960)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses             --             --              6,500
      Decrease in prepaid expense          --           30,000           30,000
      (Decrease) in accounts
        payable                          (8,480)         7,227            2,781
                                    -----------    -----------   --------------
Net Cash (Used in) Operating
 Activities                             (11,728)        (2,043)         (16,679)
                                    -----------    -----------   --------------

Cash Flows from Investing
 Activities                                --             --               --
                                    -----------    -----------   --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                 --             --             30,000
                                    -----------    -----------   --------------
Net Cash Provided by Financing
 Activities                                --             --             30,000

Increase (decrease) in Cash             (11,728)        (2,043)          13,321

Cash, Beginning of Period                25,049         27,092             --
                                    -----------    -----------   --------------
Cash, End of Period                 $    13,321    $    25,049           13,321
                                    ===========    ===========   ==============
Interest Paid                       $      --      $      --     $         --
                                    ===========    ===========   ==============
Income Taxes Paid                   $      --      $      --     $         --
                                    ===========    ===========   ==============





    The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          January 31, 2008 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheets as of January 31, 2008 and July 31, 2007, and the statements of operations and the statements of cash flows for the three month and six month periods ended January 31, 2008 and 2007, and the period from March 25, 2005 (date of development stage) through January 31, 2008, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2008 and for all periods presented, have been made.

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

(3)   Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of January 31, 2008, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

On May 23, 2005, the Company issued 70,000 shares of its common stock to its President for reorganization services valued by the Board of Directors at $6,500, resulting in a price per share of $.0928.

Also on May 23, 2005, the Company issued 328,750 shares of its common stock to Pride Equities, Inc. (Pride), representing approximately 51% of its common stock outstanding, in exchange for future services valued at $30,000 and a cash contribution of $30,000, resulting in a price per share of $.1825. The services provided by Pride consisted principally of services related to the Company's reorganization. Determination of this price per share by the Board of Directors was based on the fact that the shares issued to Pride were majority control shares. This transaction resulted in a change in control of the Company.

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

The Company generated no revenues during the quarter ended January 31, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company incurred consulting fees totaling $30,000 during the year ending July 31, 2007 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At January 31, 2008, the Company had no material commitments for capital expenditures.

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

Date: March 17, 2008

By:


 /s/ Charles Calello
----------------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


 /s/ Peter Porath
----------------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director