Form 10QSB
period 2008-04-30
AMERICAN TELSTAR INC
filed 2008-06-05
CIK 799414

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2008

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

                            Yes  X    No
                                ---      ---


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  X   No
                                     ---     ---

Number of shares outstanding of the registrant's class of common stock as of April 30, 2008: 650,225


Authorized share capital of the registrant: 500,000,000 common shares, par value of $0.0001.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

         Item 1.  Financial Statements

                   Balance Sheets as of April 30, 2008
                    and July 31, 2007 (unaudited)                            2

                   Statements of Operations, Three Months
                     Ended April 30, 2008 and 2007 (unaudited)               3

                   Statements of Operations, Nine Months
                     Ended April 30, 2008 and 2007 (unaudited)               4

                   Statements of Cash Flows, Nine Months
                     Ended April 30, 2008 and 2007 (unaudited)               5

                   Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                   Financial Conditions and Results of Operations            7

Part II.  Other Information                                                  8

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                       April 30,      July 31,
                                                         2008           2007
                                                     -----------    -----------
                                     ASSETS

Current Assets:
  Cash                                               $    13,321    $    25,049
                                                     -----------    -----------
  Total Assets                                       $    13,321    $    25,049
                                                     ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                    $     3,404    $    11,261
                                                     -----------    -----------
  Total Current Liabilities                                3,404         11,261
                                                     -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and outstanding
Common Stock, $.0001 par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                              65             65
Additional paid-in capital                               229,435        229,435
Accumulated (deficit)                                   (163,000)      (163,000)
Accumulated (deficit) during development stage           (56,583)       (52,712)
                                                     -----------    -----------
Total Stockholders' Equity                                 9,917         13,788
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $    13,321    $    25,049
                                                     ===========    ===========




The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended
                                                  April 30,     April 30,
                                                    2008          2007
                                                 ----------    ----------

Revenues                                         $     --      $     --
                                                 ----------    ----------

Operating Expenses:
  Professional fees                                     570           601
  Other                                                  53            13
                                                 ----------    ----------
Total Operating Expenses                                623           614
                                                 ----------    ----------
Net (Loss)                                       $     (623)         (614)
                                                 ----------    ----------

Per Share                                        $      Nil    $      Nil
                                                 ==========    ==========

Weighted Average Number of Shares
 Outstanding                                        650,225       650,225
                                                 ==========    ==========












The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                For the Period
                                                                 from March 25
                                                                  2005 (date
                                                                of development
                                        Nine Months Ended       stage) through
                                     April 30,     April 30,       April 30,
                                       2008          2007            2008
                                    ----------    ----------    --------------

Revenues                            $     --      $     --      $         --
                                    ----------    ----------    --------------

Operating Expenses:
  Stock issued for reorganization
    Services                              --           6,500             6,500
  Consulting fees, related party          --          30,000            30,000
  Professional fees                      3,388         2,921            18,115
  Other                                    483           463             1,968
                                    ----------    ----------    --------------
Total Operating Expenses                 3,871        39,884            56,583
                                    ----------    ----------    --------------
Net (Loss)                          $   (3,871)      (39,884)          (56,583)
                                    ----------    ----------    --------------

Per Share                           $     (.01)   $     (.06)   $         (.09)
                                    ==========    ==========    ==============

Weighted Average Number of Shares
 Outstanding                           650,225       650,225           627,647
                                    ==========    ==========    ==============







The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Period
                                                                 from March 25
                                                                  2005 (date
                                                                of development
                                        Nine Months Ended       stage) through
                                     April 30,     April 30,       April 30,
                                       2008          2007            2008
                                    ----------    ----------    --------------
Cash Flows from Operating
 Activities:
  Net (loss)                        $   (3,871)   $  (39,884)   $      (56,583)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses            --            --               6,500
      Decrease in prepaid expense         --          30,000            30,000
      Increase(decrease) in
       accounts payable                 (7,857)        7,841             3,404
                                    ----------    ----------    --------------
Net Cash (Used in) Operating
 Activities                            (11,728)       (2,043)          (16,679)
                                    ----------    ----------    --------------

Cash Flows from Investing
 Activities                               --            --                --
                                    ----------    ----------    --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                --            --              30,000
                                    ----------    ----------    --------------
Net Cash Provided by Financing
 Activities                               --            --              30,000

Increase (decrease) in Cash            (11,728)       (2,043)           13,321

Cash, Beginning of Period               25,049        27,092              --
                                    ----------    ----------    --------------
Cash, End of Period                 $   13,321    $   25,049            13,321
                                    ==========    ==========    ==============
Interest Paid                       $     --      $     --      $         --
                                    ==========    ==========    ==============
Income Taxes Paid                   $     --      $     --      $         --
                                    ==========    ==========    ==============





The accompanying notes are an integral part of the financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2008 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheets as of April 30, 2008 and July 31, 2007, and the statements of operations and the statements of cash flows for the three month and nine month periods ended April 30, 2008 and 2007, and the period from March 25, 2005 (date of development stage) through April 30, 2008, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2008 and for all periods presented, have been made.

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

(3)   Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of April 30, 2008, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

The Company generated no revenues during the quarter ended April 30, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company incurred consulting fees totaling $30,000 during the year ending July 31, 2007 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2008, the Company had no material commitments for capital expenditures.

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

Date: June 5, 2008

By:


/s/ Charles Calello
----------------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


/s/ Peter Porath
----------------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director