Form 10-K
period 2008-07-31
AMERICAN TELSTAR INC
filed 2008-11-03
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended - July 31, 2008
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from:

                        Commission file number: 000-52387

                             AMERICAN TELSTAR, INC.
             (Exact name of registrant as specified in its charter)


           Colorado                                   84-1052279
           --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                    444 Park Forest Way, Wellington, FL 33414
                    (Address of principal executive offices)

                                 (561) 798-4294
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                                (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):    $ -0-


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                          650,225 as of July 31, 2008.

                                      INDEX

PART I                                                                     Page
                                                                           ----

Item 1.    Business                                                           1

Item 1A.   Risk Factors                                                       1

Item 1B.   Unresolved Staff Comments                                          4

Item 2.    Properties                                                         4

Item 3.    Legal Proceedings                                                  4

Item 4.    Submission of Matters to a Vote of Security Holders                4

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities             4

Item 6.    Selected Financial Data                                            5

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        5

Item 8.    Financial Statements and Supplementary Data                      F-1

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        7

Item 9A.   Controls and Procedures                                            7

Item 9B.   Other Information                                                  8

Item 10.   Directors, Officers, and Corporate Governance                      8

Item 11.   Executive Compensation                                             9

Item 12.   Equity Compensation Plan Information and Security Ownership
             of Certain Beneficial Owners and Management and Related
             Stockholder Matter                                              10

Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                           10

Item 14.   Principal Accountant Fees and Services                            11

Item 15.   Exhibits and Financial Statement Schedules                        11

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

Pursuant to the Articles of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with $0.0001 par value and 40,000,000 shares of $0.10 par value Preferred Stock. As of July 31, 2008, there are 650,225 shares of common stock outstanding.

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


ITEM 1A. RISK FACTORS

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's or 10-K's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's financial statements included in its annual report on Form 10-K . If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of the Company during the year ended July 31, 2008.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

There is not a market for the Company's securities.

(b) Holders.

As of July 31, 2008, there are approximately 41 holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statements o operations data for the years ended July 31, 2008 and 2007 and the balance sheet data at July 31, 2008 and 2007 are derived from our financial statements which are included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

Statements of Operations Data:
                                                    For the Year Ended July 31,
                                                    ---------------------------
                                                        2008            2007
                                                    -----------     -----------

     Revenue                                        $      --       $      --
     Costs of goods sold                                   --              --
                                                    -----------     -----------
     Gross profit (loss)                                   --              --
                                                    -----------     -----------

     Total operating expenses                            (5,410)        (41,171)
                                                    -----------     -----------
     Net (Loss)                                     $    (5,410)    $   (41,171)
                                                    ===========     ===========

     Basic and diluted loss per share               $      (.01)    $     (0.06)
                                                    ===========     ===========

     Shares used in calculation of loss per share:

     Basic and diluted                                  650,225         650,225
                                                    ===========     ===========

Balance Sheet Data:
                                                            July 31,
                                                    ---------------------------
                                                        2008            2007
                                                    -----------     -----------

     Cash and cash equivalents                      $    13,321     $    25,049
     Working capital                                $     8,378     $    13,788
     Total Assets                                   $    13,321     $    25,049
     Long-term obligations                          $      --       $      --
     Total Shareholders' equity                     $     8,378     $    13,788

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends July 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

The Company incorporated in Colorado. The Company was dissolved by the Colorado Secretary of State effective November 27, 1989, and the small business issuer has been dormant since then. The Company was reinstated by the Secretary of State of Colorado effective February 1995. Effective June 21, 1996, the Company reinstated its charter. In February 1999, the Company was dissolved, by administrative action of the Colorado Secretary of State as a result of non-filing of required documents with the State of Colorado. Since 1991, the Company has not engaged in any operations and has been dormant. Effective September 7, 1999, the Company reinstated its charter.

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

For the year ended July 31, 2008 we incurred a net loss of ($5,410) or ($.01) per share compared to a net loss of ($41,171) or ($.06) per share for the year ended July 31, 2007. The decrease in net loss is primarily attributable to a decrease in consulting and professional fees.

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

Liquidity and Capital Resources

On July 31, 2008 we had working capital of $8,378 and cash of $13,321, compared to working capital of $13,788 and cash of $25,049 at July 31, 2007.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to commence operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEX TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Financial Statements:

            Balance Sheets                                         F-2

            Statements of Operations                               F-3

            Statement of Changes in Stockholders' Equity           F-4

            Statements of Cash Flows                               F-5

            Notes to Financial Statements                      F-6 to F-9

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     July 31,      July 31,
                                                      2008          2007
                                                   ----------    ----------
                                     ASSETS


Current Assets:
  Cash                                             $   13,321    $   25,049
                                                   ----------    ----------
  Total Current Assets                                 13,321        25,049
                                                   ----------    ----------

TOTAL ASSETS                                       $   13,321    $   25,049
                                                   ==========    ==========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, related party                 $    4,943    $   11,261
                                                   ----------    ----------
      Total Current Liabilities                         4,943        11,261
                                                   ----------    ----------


TOTAL LIABILITIES                                       4,943        11,261
                                                   ----------    ----------

Commitments and contingencies (Notes 1, 2 and 4)
Stockholders' Equity:
   Preferred stock, $0.10 par value
    40,000,000 shares authorized,
    none issued and outstanding                          --            --
  Common stock,$0.0001 par value
   500,000,000 shares authorized,
   650,225 issued and outstanding                          65            65
   Additional paid-in capital                         229,435       229,435
   Accumulated (deficit)                             (163,000)     (163,000)
   Accumulated (deficit) during the
    development stage                                 (58,122)      (52,712)
                                                   ----------    ----------


TOTAL STOCKHOLDERS' EQUITY                              8,378        13,788
                                                   ----------    ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $           13,321    $   25,049
                                                   ==========    ==========




The accompanying notes are an integral part of the financial statements.

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the
                                                                    period from
                                                                      March 25,
                                                                        2005
                                                                      (date of
                                                                    development
                                                                       stage)
                                          For the Year Ended          through
                                                July 31,              July 31,
                                          2008           2007           2008
                                      -----------    -----------    -----------


Revenue                               $      --      $      --      $      --
                                      -----------    -----------    -----------



Expenses:
  Stock issued for reorganization
   services                                  --             --            6,500
  Consulting fees, related party             --           30,000         30,000
  Professional fees                         4,900         10,693         19,627
  Other                                       510            478          1,995
                                      -----------    -----------    -----------
                                            5,410         41,171         58,122
                                      -----------    -----------    -----------

Net (Loss)                            $    (5,410)   $   (41,171)   $   (58,122)
                                      ===========    ===========    ===========

Per Share                             $      (.01)   $      (.06)   $      (.09)
                                      ===========    ===========    ===========



Weighted Average Shares Outstanding       650,225        650,225        631,004
                                      ===========    ===========    ===========








The accompanying notes are an integral part of the financial statements.



                                                     AMERICAN TELSTAR, INC.
                                                     ----------------------
                                                  (A Development Stage Company)

                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    For the Period from August 1, 2004 through July 31, 2008
                                                           (Unaudited)

                                                                                                            Accumulated
                                                                                                             (Deficit)
                                                                                Additional                   during the
                                     Preferred    Stock     Common      Stock    Paid in     Accumulated    Development
                                    No./Shares   Amount   No./Shares   Amount    Capital      (Deficit)        Stage         Total
                                    ----------   ------   ----------   ------   ----------   -----------    -----------    --------
Balance at August 1, 2004                 --     $ --        251,475   $   25   $  162,975   $  (163,000)   $      --      $   --

Issuance of stock for services at         --       --         70,000        7        6,493          --             --         6,500
$.0928 May 23, 2005

Issuance of stock for $30,000             --       --        328,750       33       59,967          --             --        60,000
services and $30,000 cash at
$.1825, May 23, 2005

Net loss-year ended July 31, 2005         --       --           --       --           --            --           (9,019)     (9,019)
                                    ----------   ------   ----------   ------   ----------   -----------    -----------    --------

Balance at July 31, 2005                  --       --        650,225       65      229,435      (163,000)        (9,019)     57,481

Net loss-year ended July 31, 2006         --       --           --       --           --            --           (2,522)     (2,522)
                                    ----------   ------   ----------   ------   ----------   -----------    -----------    --------

Balance at July 31, 2006                  --       --        650,225       65      229,435      (163,000)       (11,541)     54,959

Net loss-year ended July 31, 2007         --       --           --       --           --            --          (41,171)    (41,171)
                                    ----------   ------   ----------   ------   ----------   -----------    -----------    --------

Balance at July 31, 2007                  --       --        650,225       65      229,435      (163,000)       (52,712)     13,788

Net loss-year ended July 31, 2008         --       --           --       --           --            --           (5,410)     (5,410)
                                    ----------   ------   ----------   ------   ----------   -----------    -----------    --------

Balance at July 31, 2008                  --     $ --        650,225   $   65   $  229,435   $  (163,000)   $   (58,122)   $  8,378
                                    ==========   ======   ==========   ======   ==========   ===========    ===========    ========


The accompanying notes are an integral part of the financial statements.


                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the
                                                                                period from
                                                                                  March 25,
                                                                                    2005
                                                                                  (date of
                                                                                development
                                                                                   stage)
                                                      For the Year Ended          through
                                                          December 31,            July 31,
                                                      2008           2007           2008
                                                  -----------    -----------    -----------
Cash Flows from Operating Activities:
 Net (Loss)                                       $    (5,410)   $   (41,171)   $   (58,122)
 Adjustment to reconcile net (loss)
  to net cash (used in) operating activities:
    Stock issued for reorganization services             --             --            6,500
    Decrease in prepaid expense                          --           30,000         30,000
    Increase (decrease) in accounts payable and
      accrued expenses                                 (6,318)         9,128          4,943
                                                  -----------    -----------    -----------

  Net Cash (Used in) Operating Activities             (11,728)        (2,043)       (16,679)
                                                  -----------    -----------    -----------


Cash Flows from Investing Activities                     --             --             --
                                                  -----------    -----------    -----------

Cash Flows from Financing Activities:
  Common stock issued for cash                           --             --           30,000
                                                  -----------    -----------    -----------

  Net Cash Provided by Financing Activities              --             --           30,000

Increase (decrease) in Cash                           (11,728)        (2,043)        13,321

Cash, Beginning of Period                              25,049         27,092           --
                                                  -----------    -----------    -----------

Cash, End of Period                               $    13,321    $    25,049    $    13,321
                                                  ===========    ===========    ===========

Interest Paid                                     $      --      $      --      $      --
                                                  ===========    ===========    ===========

Income Taxes Paid                                 $      --      $      --      $      --
                                                  ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008
                                   (Unaudited)

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

     (b)  Development Stage Activities

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began March 25, 2005 when the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

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

     (d)  Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

     (g) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At July 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     (h)  Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     (i)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

     (m) Unaudited Financial Statements

The balance sheet as of July 31, 2008, the statements of operations, changes in stockholders' equity and cash flows for the year ended July 31, 2008, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Since the Company is an inactive company as defined by Regulation S-X, 210, 3-11, audited financial statements are not required to be presented. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2008 and for all periods presented, have been made.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                           Estimated                Change in
                Estimated NOL     NOL     Tax Benefit   Valuation   Valuation   Net Tax
Period Ending   Carry-forward   Expires     from NOL    Allowance   Allowance   Benefit
-------------   -------------   -------   -----------   ---------   ---------   -------
July 31, 2007       52,712      Various      9,752        (9,752)    (7,617)       --
July 31, 2008       58,122       2028       10,753       (10,753)    (1,001)       --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating
loss carryforward                                                               (15.0%)
State tax benefit, net of federal benefit                                        (3.5%)
                                                                                -------
Deferred income tax valuation allowance                                          18.5%
                                                                                -------
Actual tax rate                                                                   0%
                                                                                =======

Note 3 - Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of July 31, 2008, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

Note 4 - Commitments and Contingencies

On November 1, 2007, VenturaCapital Partners entered into a stock purchase agreement with Pride Equities, Inc. and Mr. Charles Calello to acquire all of the shares of the Small business issuer owned by them representing approximately 76% of the ownership of the Company. Mr. Schumacher is President and the beneficial controlling shareholder of Pride Equities, Inc. Mr. Calello is a director and President of the Company.

The stock purchase agreement was subject to a significant contingency. The transaction never closed, and effective August 1, 2008, the stock purchase agreement was terminated.

Note 5 - Related Party Transactions

The Company uses the offices of its Chief Financial Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined they are immaterial.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTNING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2008. Based on that evaluation, the Company's chief executive officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of July 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                        AGE         POSITION

Charles Calello             70          President, Chief Executive
Officer and Director

Peter Porath                77          Vice-President, Chief Financial Officer,
                                           Secretary, Treasurer and Director

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

Significant Employees
---------------------

The Company has no regular employees. Charles Calello and Peter Porath each devote approximately 5% of their time to the Company's business.

Involvement in Certain Legal Proceedings
----------------------------------------

None.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics
--------------

We have not prepared written code of ethics and employment standards for our company.

Corporate Governance; Audit Committee Financial Expert
------------------------------------------------------

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee.


ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 31, 2008, there were no equity compensation plans in effect.

Security Ownership of Certain Beneficial Owners and Management and Related
--------------------------------------------------------------------------
Stockholder Matters
-------------------

The following table sets forth certain information as of July 31, 2008 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and
(iii) by all executive officer and Directors of the Company as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to Common Stock beneficially owned.

                                             Common Stock         Percentage of
Name of Beneficial Owner                  Beneficially Owned      Common Stock
-------------------------------------     ------------------      -------------

Pride Equities, Inc.                           328,750               50.56%

Charles Calello                                165,000               25.38%

Ranji Bedi                                      95,000               14.61%


All Officers and Directors as a Group          165,000               25.38%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

On November 1, 2007, VenturaCapital Partners entered into a stock purchase agreement with Pride Equities, Inc. and Mr. Charles Calello to acquire all of the shares of the Small business issuer owned by them representing approximately 76% of the ownership of the Company. Mr. Schumacher is President and the beneficial controlling shareholder of Pride Equities, Inc. Mr. Calello is a director and President of the Company.

The stock purchase agreement was subject to a significant contingency. The transaction never closed, and effective August 1, 2008, the stock purchase agreement was terminated.

Effective May 23, 2005, Pride Equities, Inc. agreed to provide services valued at $30,000 and to fund the Company with $30,000 in exchange for 328,750 (post reverse-split) shares of the Company's common stock. Securities issued by blank check companies cannot be resold under Rule 144, but must be registered under the Securities Act of 1933. Pride Equities, Inc. is a related party since Mr. Schumacher was formerly a director and officer of the Company, and is the President and Director of Pride, Inc., the parent company of Pride Equities, Inc., and an officer and director of Pride Equities, Inc.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has not used an independent auditor in the two most recent fiscal years. Since the Company is an inactive company as defined by Regulation S-X, 210, 3-11, audited financial statements are not required to be presented.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

*2.1 Stock Purchase Agreement by and between Pride Equities, Inc., Charles Calello, Ventana Capital Partners, and Securities Law Institute, dated November 1, 2007.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telstar, Inc.

Date:  October 31, 2008

By:


 /s/ Charles Calello
-------------------------------------
Charles Calello
President, Chief Executive Officer
 and Director



By:


/s/ Peter Porath
-------------------------------------
Peter Porath
Vice-President, Secretary, Treasurer,
 Chief Financial Officer and Director