Form 10-Q
period 2008-10-31
AMERICAN TELSTAR INC
filed 2008-12-15
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________

                             AMERICAN TELSTAR, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

             COLORADO                    000-52387              84-1052279
---------------------------------      -----------        ---------------------
  (State or other jurisdiction         (Commission           I.R.S. Employer
of incorporation or organization)        File No.)        Identification Number

                    444 Park Forest Way, Wellington, FL 33414
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (561) 798-4294
                                                           --------------


--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]                  Accelerated filer  [ ]

  Non-accelerated filer  [ ]                    Smaller reporting company  [x]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  X    No
                                     ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 650,225 shares of common stock outstanding as of December 12, 2008.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of October 31, 2008 and July 31, 2008             3

         Statements of Operations for the three months ended October 31,
          2008 and 2007, and for the period from date of new development
          stage (March 25, 2005) to October 31, 2008                         4

         Statements of Cash Flows for the three months ended October 31,
          2008 and 2007, and for the period from date of new development
          stage (March 25, 2005) to October 31, 2008                         5

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          8

Item 4T. Controls and Procedures                                             9

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 1A. Risk Factors                                                       10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits                                                           10

SIGNATURES                                                                  11

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                 October 31,      July 31,
                                                     2008           2008
                                                 -----------    -----------
                                 ASSETS

Current Assets:
  Cash                                           $     8,221    $    13,321
                                                 -----------    -----------
  Total Assets                                   $     8,221    $    13,321
                                                 ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                $       579    $     4,943
  Accrued expenses                                       280           --
                                                 -----------    -----------
  Total Current Liabilities                              859          4,943
                                                 -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and outstanding                        --             --
Common Stock, no par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                          65             65
Additional paid-in capital                           229,435        229,435
Accumulated (deficit)                               (163,000)      (163,000)
Accumulated (deficit) during development stage       (59,138)       (58,122)
                                                 -----------    -----------
Total Stockholders' Equity                             7,362          8,378
                                                 -----------    -----------

Total Liabilities and Stockholders' Equity       $     8,221    $    13,321
                                                 ===========    ===========





The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Period
                                                                 from March 25
                                                                   2005 (date
                                                                 of development
                                       Three Months Ended        stage) through
                                   October 31,    October 31,      October 31,
                                      2008           2007             2008
                                   -----------    -----------    --------------

Revenues                           $      --      $      --      $         --
                                   -----------    -----------    --------------

Operating Expenses:
  Stock issued for reorganization
    Services                              --             --               6,500
  Consulting fees, related party          --             --              30,000
  Professional fees                        959            822            20,586
  Other                                     57             10             2,052
                                   -----------    -----------    --------------
Total Operating Expenses                 1,016            832            59,138
                                   -----------    -----------    --------------
Net (Loss)                         $    (1,016)          (832)          (59,138)
                                   -----------    -----------    --------------

Per Share                          $       nil    $       nil    $         (.09)
                                   ===========    ===========    ==============

Weighted Average Number of Shares
 Outstanding                           650,225        650,225           632,348
                                   ===========    ===========    ==============






The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                  from March 25
                                                                   2005 (date
                                                                 of development
                                       Three Months Ended        stage) through
                                   October 31,    October 31,      October 31,
                                      2008           2007             2008
                                   -----------    -----------    --------------
Cash Flows from Operating
 Activities:
  Net (loss)                       $    (1,016)   $      (832)   $      (59,138)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses            --             --               6,500
      Decrease in prepaid expense         --             --              30,000
      Increase (decrease) in
        accounts payable                (4,084)       (11,261)              859
                                   -----------    -----------    --------------
Net Cash (Used in) Operating
 Activities                             (5,100)       (12,093)          (21,779)
                                   -----------    -----------    --------------

Cash Flows from Investing
 Activities                               --             --                --
                                   -----------    -----------    --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                --             --              30,000
                                   -----------    -----------    --------------
Net Cash Provided by Financing
 Activities                               --             --              30,000

Increase (decrease) in Cash             (5,100)       (12,093)            8,221

Cash, Beginning of Period               13,321         25,049              --
                                   -----------    -----------    --------------
Cash, End of Period                $     8,221    $    12,956             8,221
                                   ===========    ===========    ==============
Interest Paid                      $      --      $      --      $         --
                                   ===========    ===========    ==============
Income Taxes Paid                  $      --      $      --      $         --
                                   ===========    ===========    ==============





The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          October 31, 2008 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheets as of October 31, 2008 and July 31, 2008, and the statements of operations and the statements of cash flows for the three month periods ended October 31, 2008 and 2007, and the period from March 25, 2005 (date of development stage) through October 31, 2008, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such SEC rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2008 and for all periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these statements be read in conjunction with the July 31, 2008 unaudited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

(3)   Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of October 31, 2008, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

                                     ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at October 31, 2008 and compares it to our financial condition at July 31, 2008. Finally, the discussion summarizes the results of our operations for the three months ended October 31, 2008. This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended July 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

Plan of Operation

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

Liquidity and Capital Resources

As of October 31, 2008, we had a working capital of $7,362, comprised of current assets of $8,221 and current liabilities of $859. This represents a decrease of $1,016 in working capital compared to the balance of $8,378 reported at July 31, 2008. During the three months ended October 31, 2008, our working capital declined as we invested our capital resources in our business.

Results of Operations - Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

The Company generated no revenues during the quarter ended October 31, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company incurred consulting fees totaling $30,000 during the year ending July 31, 2007 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At October 31, 2008, the Company had no material commitments for capital expenditures.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and that we contemplate or have completed; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

      o     The worldwide economic situation;
      o     Any change in interest rates or inflation;
      o The willingness and ability of third parties to honor their contractual commitments;
      o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
      o Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of October 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 1A.  Risk Factors.
         We are not aware of any market risk factors in addition to those disclosed in our Form 10-K filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits.
         a.   Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telstar, Inc.

Date: December 12, 2008

By:


 /s/ Charles Calello
-------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


  /s/ Peter Porath
-------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director