Form 10-Q
period 2009-04-30
AMERICAN TELSTAR INC
filed 2009-06-18
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________

                             AMERICAN TELSTAR, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            COLORADO                 000-52387            84-1052279
-------------------------------     -----------     ---------------------
(State or other jurisdiction of     (Commission        I.R.S. Employer
 incorporation or organization)       File No.)     Identification Number

                    444 Park Forest Way, Wellington, FL 33414
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (561) 798-4294
                                                           --------------


              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

Yes  [ X ]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 650,225 shares of common stock outstanding as of June 17, 2009.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of April 30, 2009 and
            July 31, 2008                                                     3

            Statements of Operations for the three months
             ended April 30, 2009 and 2008                                    4

            Statements of Operations for the nine months ended April 30,
             2009 and 2008, and for the period from date of
             new development stage (March 25, 2005) to April 30, 2009         5

            Statements of Cash Flows for the nine months ended April 30,
             2009 and 2008, and for the period from date of
             new development stage (March 25, 2005) to April 30, 2009         6

            Notes to Financial Statements                                     7

Item 2.     Management's Discussion and Analysis or Plan of Operation         9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       10

Item 4T.    Controls and Procedures                                          11

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                12

Item 1A.    Risk Factors                                                      12

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3.     Defaults Upon Senior Securities                                  12

Item 4.     Submission of Matters to a Vote of Security Holders              12

Item 5.     Other Information                                                12

Item 6.     Exhibits                                                         12

SIGNATURES                                                                   13

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  April 30,       July 31,
                                                     2009           2008
                                                 -----------    -----------
                                     ASSETS

Current Assets:
  Cash                                           $     8,221    $    13,321
                                                 -----------    -----------
  Total Assets                                   $     8,221    $    13,321
                                                 ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable, related party                $    28,239    $     4,943
  Accrued liabilities                                    100           --
                                                 -----------    -----------
  Total Current Liabilities                           28,339          4,943
                                                 -----------    -----------

Stockholders' Equity (Deficit):
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and outstanding                        --             --
Common Stock, $.0001 par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                          65             65
Additional paid-in capital                           229,435        229,435
Accumulated (deficit)                               (163,000)      (163,000)
Accumulated (deficit) during development stage       (86,618)       (58,122)
                                                 -----------    -----------
Total Stockholders' Equity (Deficit)                 (20,118)         8,378
                                                 -----------    -----------

Total Liabilities and Stockholders' Equity
  (Deficit)                                      $     8,221    $    13,321
                                                 ===========    ===========






The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended
                                                 April 30,     April 30,
                                                   2009          2008
                                                ----------    ----------

Revenues                                        $     --      $     --
                                                ----------    ----------

Operating Expenses:
  Investment banking services                       25,500          --
  Professional fees                                    583           570
  Other                                               --              53
                                                ----------    ----------
Total Operating Expenses                            26,083           623
                                                ----------    ----------
Net (Loss)                                      $  (26,083)         (623)
                                                ----------    ----------

Per Share                                       $     (.04)   $      nil
                                                ==========    ==========

Weighted Average Number of Shares
 Outstanding                                       650,225       650,225
                                                ==========    ==========






The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Period
                                                                 from March 25
                                                                  2005 (date
                                                                of development
                                        Nine Months Ended       stage) through
                                     April 30,     April 30,       April 30,
                                       2009          2008            2009
                                    ----------    ----------      ----------

Revenues                            $     --      $     --        $     --
                                    ----------    ----------      ----------

Operating Expenses:
  Stock issued for reorganization
    Services                              --            --             6,500
  Consulting fees, related party          --            --            30,000
  Investment bank services              25,500          --            25,500
  Professional fees                      2,939         3,388          22,566
  Other                                     57           483           2,052
                                    ----------    ----------      ----------
Total Operating Expenses                28,496         3,871          86,618
                                    ----------    ----------      ----------
Net (Loss)                          $  (28,496)       (3,871)        (86,618)
                                    ----------    ----------      ----------

Per Share                           $     (.04)   $     (.01)     $     (.14)
                                    ==========    ==========      ==========

Weighted Average Number of Shares
 Outstanding                           650,225       650,225         634,509
                                    ==========    ==========      ==========








The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Period
                                                                 from March 25
                                                                  2005 (date
                                                                of development
                                        Nine Months Ended       stage) through
                                     April 30,     April 30,       April 30,
                                       2009          2008            2009
                                    ----------    ----------      ----------
Cash Flows from Operating
 Activities:
  Net (loss)                        $  (28,496)   $   (3,871)     $  (86,618)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses            --            --             6,500
      Decrease in prepaid expense         --            --            30,000
      Increase (decrease) in
        accounts payable                23,396        (7,857)         28,339
                                    ----------    ----------      ----------
Net Cash (Used in) Operating
 Activities                             (5,100)      (11,728)        (21,779)
                                    ----------    ----------      ----------

Cash Flows from Investing
 Activities                               --            --              --
                                    ----------    ----------      ----------

Cash Flows from Financing
 Activities
  Issuance of common stock                --            --            30,000
                                    ----------    ----------      ----------
Net Cash Provided by Financing
 Activities                               --            --            30,000

Increase (decrease) in Cash             (5,100)      (11,728)          8,221

Cash, Beginning of Period               13,321        25,049            --
                                    ----------    ----------      ----------
Cash, End of Period                 $    8,221    $   13,321           8,221
                                    ==========    ==========      ==========
Interest Paid                       $     --      $     --        $     --
                                    ==========    ==========      ==========
Income Taxes Paid                   $     --      $     --        $     --
                                    ==========    ==========      ==========





The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2009 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheets as of April 30, 2009 and July 31, 2008, and the statements of operations and the statements of cash flows for the three month and six month periods ended April 30, 2009 and 2008, and the period from March 25, 2005 (date of development stage) through April 30, 2009, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such SEC rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2009 and for all periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these statements be read in conjunction with the July 31, 2008 unaudited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

(3)   Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of April 30, 2009, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

During the three months ended April 30, 2009, the Company issued 492,500 shares of common stock to the two officers and directors of the Company, and in May 2009 canceled these shares because of possible violation of other common shareholders' rights and dilution of their share position.

(4)   Commitments

Effective February 16, 2009, the Company entered into an agreement with an entity, whereby the entity would provide investment banking services in exchange for a retainer of $25,000 due in February 2009. The $25,000 was not paid as of April 30, 2009, and the Company is incurring a 1% monthly fee until paid in full.

                                     ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at April 30, 2009 and compares it to our financial condition at July 31, 2008. Finally, the discussion summarizes the results of our operations for the three months and six months ended April 30, 2009. This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended July 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of April 30, 2009, we had a working capital deficit of ($20,118), comprised of current assets of $8,221 and current liabilities of $28,339. This represents a decrease of $28,496 in working capital compared to the balance of $8,378 reported at July 31, 2008. During the nine months ended April 30, 2009, our working capital declined as we invested our capital resources in our business.

Results of Operations - Three Months and Nine Months Ended April 30, 2009 Compared to the Three Months and Nine Months Ended April 30, 2008

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

The Company generated no revenues during the quarter ended April 30, 2009, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company incurred investment banking fees totaling $25,500 during the three months ended April 30, 2009. The Company incurred consulting fees totaling $30,000 during the year ending July 31, 2007 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2009, the Company had no material commitments for capital expenditures, however, they had a commitment to pay a $25,000 retainer for investment bank services, plus a monthly 1% fee until paid.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

American Telstar, Inc.

Date: June 17, 2009

By:


 /s/ Charles Calello
----------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


  /s/ Peter Porath
----------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director