Form 10-K
period 2009-07-31
AMERICAN TELSTAR INC
filed 2009-10-27
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended - July 31, 2009
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (561) 798-4294
                                 --------------
                           (Issuer's telephone number)

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

Large accelerated filer |_|                  Accelerated filer |_|
Smaller reporting company |X|                Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                          650,225 as of July 31, 2009.

                                      INDEX

PART I                                                                      Page
                                                                            ----

Item 1.    Business                                                            1

Item 1A.   Risk Factors                                                        2

Item 1B.   Unresolved Staff Comments                                           4

Item 2.    Properties                                                          4

Item 3.    Legal Proceedings                                                   4

Item 4.    Submission of Matters to a Vote of Security Holders                 4

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities              4

Item 6.    Selected Financial Data                                             4

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         5

Item 8.    Financial Statements and Supplementary Data                         7

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         16

Item 9A.   Controls and Procedures                                            16

Item 9B.   Other Information                                                  17

Item 10.   Directors, Officers, and Corporate Governance                      17

Item 11.   Executive Compensation                                             18

Item 12.   Equity Compensation Plan Information and Security Ownership
             of Certain Beneficial Owners and Management and Related
             Stockholder Matter                                               19

Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                            19

Item 14.   Principal Accountant Fees and Services                             19

Item 15.   Exhibits and Financial Statement Schedules                         20

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

Pursuant to the Articles of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with $0.0001 par value and 40,000,000 shares of $0.10 par value Preferred Stock. As of July 31, 2009, there are 650,225 shares of common stock outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of the Company during the year ended July 31, 2009.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

There is not a market for the Company's securities.


(b) Holders.

As of July 31, 2009, there are approximately 41 holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statements o operations data for the years ended July 31, 2009 and 2008 and the balance sheet data at July 31, 2009 and 2008 are derived from our financial statements which are included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

Statements of Operations Data:
                                                          For the Year Ended
                                                               July 31,
                                                       ------------------------
                                                          2009          2008
                                                       ----------    ----------

       Revenue                                         $     --      $     --
       Costs of goods sold                                   --            --
                                                       ----------    ----------
       Gross profit (loss)                                   --            --
                                                       ----------    ----------

       Total operating expenses                           (30,001)       (5,410)
                                                       ----------    ----------
       Net (Loss)                                      $  (30,001)   $   (5,410)
                                                       ==========    ==========

       Basic and diluted loss per share                $     (.05)   $    (0.01)
                                                       ==========    ==========

       Shares used in calculation of loss per share:
       Basic and diluted                                  650,225       650,225
                                                       ==========    ==========

Balance Sheet Data:
                                                               July 31,
                                                       ------------------------
                                                          2009          2008
                                                       ----------    ----------

       Cash and cash equivalents                       $    5,253    $   13,321
       Working capital                                 $  (21,623)   $    8,378
       Total Assets                                    $    5,253    $   13,321
       Long-term obligations                           $     --      $     --
       Total Shareholders' equity (deficit)            $  (21,623)   $    8,378


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

For the year ended July 31, 2009 we incurred a net loss of ($30,001) or ($.05) per share compared to a net loss of ($5,410) or ($.01) per share for the year ended July 31, 2008. The increase in net loss is primarily attributable to an increase in investment banking fees.

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

Liquidity and Capital Resources

On July 31, 2009 we had a negative working capital of ($21,623) and cash of $5,253, compared to working capital of $8,378 and cash of $13,321 at July 31, 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



Financial Statements:

     Balance Sheets                                                       8

     Statements of Operations                                             9

     Statement of Changes in Stockholders' Equity (Deficit)              10

     Statements of Cash Flows                                            11

     Notes to Financial Statements                                    12 to 15

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                        July 31,      July 31,
                                                          2009          2008
                                                       ----------    ----------
                                     ASSETS

Current Assets:
  Cash                                                 $    5,253    $   13,321
                                                       ----------    ----------
  Total Current Assets                                      5,253        13,321
                                                       ----------    ----------

TOTAL ASSETS                                           $    5,253    $   13,321
                                                       ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable, investment banking services        $   26,250    $     --
  Accounts payable, related party                             626         4,943
                                                       ----------    ----------
     Total Current Liabilities                             26,876         4,943
                                                       ----------    ----------

TOTAL LIABILITIES                                          26,876         4,943
                                                       ----------    ----------

Commitments and contingencies (Notes 1, 2 and 4)
Stockholders' Equity (Deficit):
  Preferred stock, $0.10 par value
   40,000,000 shares authorized,
   none issued and outstanding                               --            --
  Common stock,$0.0001 par value
   500,000,000 shares authorized,
   650,225 issued and outstanding                              65            65
   Additional paid-in capital                             229,435       229,435
   Accumulated (deficit)                                 (163,000)     (163,000)
   Accumulated (deficit) during the development stage     (88,123)      (58,122)
                                                       ----------    ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (21,623)        8,378
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    5,253    $   13,321
                                                       ==========    ==========




The accompanying notes are an integral part of the financial statements.

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the
                                                                   period from
                                                                     March 25,
                                                                       2005
                                                                    (date of
                                                                   development
                                                                      stage)
                                          For the Year Ended         through
                                               July 31,              July 31,
                                          2009          2008           2009
                                       ----------    ----------    -----------


Revenue                                $     --      $     --      $      --
                                       ----------    ----------    -----------

Expenses:
  Stock issued for
   reorganization services                   --            --            6,500
  Consulting fees, related party             --            --           30,000
  Investment banking services              26,250          --           26,250
  Professional fees                         3,694         4,900         23,321
  Other                                        57           510          2,052
                                       ----------    ----------    -----------
                                           30,001         5,410         88,123
                                       ----------    ----------    -----------

Net (Loss)                             $  (30,001)   $   (5,410)   $   (88,123)
                                       ==========    ==========    ===========

Per Share                              $     (.05)   $     (.01)   $      (.14)
                                       ==========    ==========    ===========

Weighted Average Shares Outstanding       650,225       650,225        635,419
                                       ==========    ==========    ===========





The accompanying notes are an integral part of the financial statements.


                                               AMERICAN TELSTAR, INC.
                                               ----------------------
                                            (A Development Stage Company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              For the Period from August 1, 2004 through July 31, 2009
                                                     (Unaudited)

                                                                                               Accumulated
                                                                                                (Deficit)
                                                                   Additional                   during the
                       Preferred    Stock      Common     Stock      Paid in    Accumulated    Development
                       No./Shares   Amount   No./Shares   Amount     Capital     (Deficit)        Stage         Total
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at
August 1, 2004               --     $ --        251,475   $   25   $  162,975   $  (163,000)   $      --      $    --

Issuance of stock
for services at
$.0928 May 23, 2005          --       --         70,000        7        6,493          --             --          6,500

Issuance of stock
for $30,000
services and
$30,000 cash at
$.1825, May 23, 2005         --       --        328,750       33       59,967          --             --         60,000

Net loss-year ended
July 31, 2005                --       --           --       --           --            --           (9,019)      (9,019)
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at
July 31, 2005                --       --        650,225       65      229,435      (163,000)        (9,019)      57,481

Net loss-year ended
July 31, 2006                --       --           --       --           --            --           (2,522)      (2,522)
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at
July 31, 2006                --       --        650,225       65      229,435      (163,000)       (11,541)      54,959

Net loss-year ended
July 31, 2007                --       --           --       --           --            --          (41,171)     (41,171)
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at
July 31, 2007                --       --        650,225       65      229,435      (163,000)       (52,712)      13,788

Net loss-year ended
July 31, 2008                --       --           --       --           --            --           (5,410)      (5,410)
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balances at
July 31, 2008                --       --        650,225       65      229,435      (163,000)       (58,122)       8,378

Net loss-year ended
July 31, 2009                --       --           --       --           --            --          (30,001)     (30,001)
                       ----------   ------   ----------   ------   ----------   -----------    -----------    ---------
Balance at
July 31, 2009                --     $ --        650,225   $   65   $  229,435   $  (163,000)   $   (88,123)   $ (21,623)
                       ==========   ======   ==========   ======   ==========   ===========    ===========    =========



The accompanying notes are an integral part of the financial statements.



                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the
                                                                       period from
                                                                         March 25,
                                                                           2005
                                                                        (date of
                                                                       development
                                                                          stage)
                                              For the Year Ended         through
                                                 December 31,             July 31,
                                              2009          2008           2009
                                           ----------    ----------    -----------
Cash Flows from Operating Activities:
 Net (Loss)                                $  (30,001)   $   (5,410)   $   (88,123)
 Adjustment to reconcile net (loss)
  to net cash (used in) operating
  activities:
    Stock issued for reorganization
     services                                    --            --            6,500
    Decrease in prepaid expense                  --            --           30,000
    Increase (decrease) in accounts
     payable and accrued expenses              21,933        (6,318)        26,876
                                           ----------    ----------    -----------

Net Cash (Used in) Operating Activities        (8,068)      (11,728)       (24,747)
                                           ----------    ----------    -----------

Cash Flows from Investing Activities             --            --             --
                                           ----------    ----------    -----------

Cash Flows from Financing Activities:
  Common stock issued for cash                   --            --           30,000
                                           ----------    ----------    -----------

Net Cash Provided by Financing Activities        --            --           30,000

Increase (decrease) in Cash                    (8,068)      (11,728)         5,253

Cash, Beginning of Period                      13,321        25,049           --
                                           ----------    ----------    -----------

Cash, End of Period                        $    5,253    $   13,321    $     5,253
                                           ==========    ==========    ===========

Interest Paid                              $     --      $     --      $      --
                                           ==========    ==========    ===========

Income Taxes Paid                          $     --      $     --      $      --
                                           ==========    ==========    ===========





The accompanying notes are an integral part of the financial statements.

                             AMERICAN TELSTAR, INC.
                             ----------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2009
                                   (Unaudited)

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

     (d)  Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     (e)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

     (g)  Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At July 31, 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     (h)  Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     (i)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

     (j)  Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

     (k)  Revenue Recognition

The Company has had no revenue during its development stage.

     (l)  Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (m) Unaudited Financial Statements

The balance sheets as of July 31, 2009 and 2008, and the statements of operations, changes in stockholders' equity and cash flows for the two years ended July 31, 2009 and 2008, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Since the Company is an inactive company as defined by Regulation S-X, 210, 3-11, audited financial statements are not required to be presented. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2009 and 2008 and for all periods presented, have been made.

     (n)  Other

The Company has selected July 31 as its fiscal year end.

The Company has paid no dividends.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

Note 2 - Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2029. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                  Estimated
                Estimated                            Tax      Change in
                NOL Carry-     NOL      Benefit   Valuation   Valuation  Net Tax
Period Ending    forward     Expires   from NOL   Allowance   Allowance  Benefit
-------------    -------     -------   --------   ---------   ---------  -------
July 31, 2009     88,123     Various    16,303     (16,303)    (5,550)     --
July 31, 2008     58,122     Various    10,753     (10,753)    (1,001)     --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

    Income tax benefit at statutory rate resulting from net
    operating loss carryforward                                       (15.0%)
    State tax benefit, net of federal benefit                          (3.5%)
                                                                  --------------
    Deferred income tax valuation allowance                            18.5%
                                                                  --------------
    Actual tax rate                                                     0%
                                                                  ==============

Note 3 - Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of July 31, 2009, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

Note 4 - Commitments

Effective February 16, 2009, the Company entered into an agreement with an entity, whereby the entity would provide investment banking services in exchange for a retainer of $25,000 due in February 2009. The $25,000 was not paid as of July 31, 2009, and the Company is incurring a 1% monthly fee until paid in full.

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

The Company's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of July 31, 2009. Based on that evaluation, the Company's chief executive officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of July 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 9B. OTHER INFORMATION

None


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                                    AGE           POSITION

Charles Calello                         71            President, Chief Executive
Officer and Director

Peter Porath                            78            Vice-President, Chief
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

Code of Ethics
--------------

We have not prepared a written code of ethics and employment standards for our company.

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

As of July 31, 2009, there were no equity compensation plans in effect.

Security Ownership of Certain Beneficial Owners and Management and Related
--------------------------------------------------------------------------
Stockholder Matters
-------------------

The following table sets forth certain information as of July 31, 2009 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and
(iii) by all executive officer and Directors of the Company as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to Common Stock beneficially owned.

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

American Telstar, Inc.

Date:  October 23, 2009

By:


 /s/ Charles Calello
------------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


/s/ Peter Porath
------------------------------------------------
Peter Porath
Vice-President, Secretary, Treasurer, Chief
Financial Officer and Director