Form 10-K/A
period 2009-07-31
AMERICAN TELSTAR INC
filed 2009-11-30
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                          650,225 as of July 31, 2009.

                                EXPLANATORY NOTE

American Telstar, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission on October 27, 2009, solely for the purpose of referencing "Registrant" rather than "Small business issuer" and filing amended Section 302 certifications. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND REGISTRANT PURCHASES OF EQUITY SECURITIES.

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

Statements of Operations Data:
                                                    For the Year Ended July 31,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------

   Revenue                                         $       --      $       --
   Costs of goods sold                                     --              --
                                                   ------------    ------------
   Gross profit (loss)                                     --              --
                                                   ------------    ------------

   Total operating expenses                             (30,001)         (5,410)
                                                   ------------    ------------
   Net (Loss)                                      $    (30,001)   $     (5,410)
                                                   ============    ============

   Basic and diluted loss per share                $       (.05)   $      (0.01)
                                                   ============    ============

   Shares used in calculation of loss per share:
   Basic and diluted                                    650,225         650,225
                                                   ============    ============

Balance Sheet Data:
                                                             July 31,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------
   Cash and cash equivalents                       $      5,253    $     13,321
   Working capital                                 $    (21,623)   $      8,378
   Total Assets                                    $      5,253    $     13,321
   Long-term obligations                           $       --      $       --
   Total Shareholders' equity (deficit)            $    (21,623)   $      8,378

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

American Telstar, Inc.

Date: November 30, 2009


By:


 /s/ Charles Calello
-----------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


/s/ Peter Porath
-----------------------------------------------
Peter Porath
Vice-President, Secretary, Treasurer, Chief
 Financial Officer and Director