Form 10-Q
period 2010-01-31
AMERICAN TELSTAR INC
filed 2010-03-15
CIK 799414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2010

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 650,225 shares of common stock outstanding as of March 11, 2010.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of January 31, 2010 and July 31, 2009               3

         Statements of Operations for the three months
          ended January 31, 2010 and 2009                                      4

         Statements of Operations for the six months ended
          January 31, 2010 and 2009, and for the period from date of
          new development stage (March 25, 2005) to January 31, 2010           5

         Statements of Cash Flows for the six months ended January 31,
          2010 and 2009, and for the period from date of
          new development stage (March 25, 2005) to January 31, 2010           6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4T. Controls and Procedures                                              10

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 1A. Risk Factors                                                         11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits                                                             11

SIGNATURES                                                                    12

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                     January 31,      July 31,
                                                         2010           2009
                                                     -----------    -----------
                                 ASSETS

Current Assets:
  Cash                                               $     8,221    $     5,253
                                                     -----------    -----------
  Total Assets                                       $     8,221    $     5,253
                                                     ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, investment banking services      $    27,750    $    26,250
  Accounts payable, related party                          2,567            626
  Accrued expenses                                           100           --
                                                     -----------    -----------
  Total Current Liabilities                               30,417         26,876
                                                     -----------    -----------

Stockholders' Equity:
Preferred stock, $0.10 par value
     40,000,000 shares authorized,
     None issued and outstanding                            --             --
Common Stock, $.0001 par value,
     500,000,000 shares authorized
     650,225 shares issued and
     outstanding                                              65             65
Additional paid-in capital                               229,435        229,435
Accumulated (deficit)                                   (163,000)      (163,000)
Accumulated (deficit) during development stage           (91,664)       (88,123)
                                                     -----------    -----------
Total Stockholders' Equity                               (25,164)       (21,623)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $     5,253    $     5,253
                                                     ===========    ===========





The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                          January 31,    January 31,
                                              2010           2009
                                          -----------    -----------

Revenues                                  $      --      $      --
                                          -----------    -----------

Operating Expenses:
  Stock issued for reorganization
    Services                                     --             --
  Consulting fees, related party                 --             --
  Investment banking services                     750           --
  Professional fees                             1,325          1,397
  Other                                          --             --
                                          -----------    -----------
Total Operating Expenses                        2,075          1,397
                                          -----------    -----------
Net (Loss)                                $    (2,075)        (1,397)
                                          -----------    -----------

Per Share                                 $       nil    $       nil
                                          ===========    ===========

Weighted Average Number of Shares
 Outstanding                                  650,225        650,225
                                          ===========    ===========












The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Period
                                                                   from March 25
                                                                    2005 (date
                                                                  of development
                                          Six Months Ended        stage) through
                                    January 31,    January 31,      January 31,
                                        2010           2009             2010
                                    -----------    -----------    -------------

Revenues                            $      --      $      --      $        --
                                    -----------    -----------    -------------

Operating Expenses:
  Stock issued for reorganization
    Services                               --             --              6,500
  Consulting fees, related party           --             --             30,000
  Investment banking services             1,500           --             27,750
  Professional fees                       2,041          2,356           25,362
  Other                                    --               57            2,052
                                    -----------    -----------    -------------
Total Operating Expenses                  3,541          2,413           91,664
                                    -----------    -----------    -------------
Net (Loss)                          $    (3,541)        (2,413)         (91,664)
                                    -----------    -----------    -------------

Per Share                           $      (.01)   $       Nil    $        (.14)
                                    ===========    ===========    =============

Weighted Average Number of Shares
 Outstanding                            650,225        650,225          636,956
                                    ===========    ===========    =============











The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Period
                                                                   from March 25
                                                                     2005 (date
                                                                  of development
                                         Six Months Ended         stage) through
                                    January 31,    January 31,      January 31,
                                        2010          2009              2010
                                    -----------    -----------    -------------
Cash Flows from Operating
 Activities:
  Net (loss)                        $    (3,541)   $    (2,413)   $     (91,664)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Stock issued for
       reorganization expenses             --             --              6,500
      Decrease in prepaid expense          --             --             30,000
      Increase (decrease) in
        accounts payable                  3,541         (2,687)          30,417
                                    -----------    -----------    -------------
Net Cash (Used in) Operating
 Activities                                --           (5,100)         (24,747)
                                    -----------    -----------    -------------

Cash Flows from Investing
 Activities                                --             --               --
                                    -----------    -----------    -------------

Cash Flows from Financing
 Activities
  Issuance of common stock                 --             --             30,000
                                    -----------    -----------    -------------
Net Cash Provided by Financing
 Activities                                --             --             30,000

Increase (decrease) in Cash                --           (5,100)           5,253

Cash, Beginning of Period                 5,253         13,321             --
                                    -----------    -----------    -------------
Cash, End of Period                 $     5,253    $     8,221            5,253
                                    ===========    ===========    =============
Interest Paid                       $      --      $      --      $        --
                                    ===========    ===========    =============
Income Taxes Paid                   $      --      $      --      $        --
                                    ===========    ===========    =============





The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          January 31, 2010 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheets as of January 31, 2010 and July 31, 2009, and the statements of operations and the statements of cash flows for the three month and six month periods ended January 31, 2010 and 2009, and the period from March 25, 2005 (date of development stage) through January 31, 2010, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in
Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such SEC rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2010 and for all periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these statements be read in conjunction with the July 31, 2009 unaudited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits, and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

(3)  Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of January 31, 2010, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

                                     ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at January 31, 2010 and compares it to our financial condition at July 31, 2009. Finally, the discussion summarizes the results of our operations for the three months and six months ended January 31, 2010. This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended July 31, 2009, including footnotes, and the discussion and analysis included in our Form 10-K.

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

Liquidity and Capital Resources

As of January 31, 2010, we had a negative working capital of $25,164, comprised of current assets of $5,253 and current liabilities of $30,417. This represents a decrease of $3,541 in working capital compared to the balance of ($21,623) reported at July 31, 2009. During the six months ended January 31, 2010, our working capital declined as we invested our capital resources in our business.

Results of Operations - Three Months and Six Months Ended January 31, 2010 Compared to the Three Months and Six Months Ended January 31, 2009

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

The Company generated no revenues during the quarter ended January 31, 2010, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At January 31, 2010, the Company had no material commitments for capital expenditures.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: March 11, 2010

By:


 /s/ Charles Calello
----------------------------------------------------
Charles Calello
President, Chief Executive Officer and Director



By:


  /s/ Peter Porath
----------------------------------------------------
Peter Porath
Vice-President, Chief Financial Officer and Director