Form 10-Q
period 2010-04-30
AMERICAN TELSTAR INC
filed 2010-06-07
CIK 799414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2010

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                        Commission File Number 000-52387


                             AMERICAN TELSTAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                            84-1052279
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

   730 W. Randolph Street, Suite 600
            Chicago, IL                                          60661
(Address of Principal Executive Offices)                       (Zip Code)

                                  312-454-0015
              (Registrant's telephone number including area code)

                    444 Park Forest Way, Wellington, FL 33414
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* *The registrant has not yet been phased into the interactive data requirements. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. [ ] Yes [ ] No [X] N/A

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 650,225 shares outstanding as of June 7, 2010.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                     3

         Balance Sheets                                                       3

         Statements of Operations for the three months ended
         April 30, 2010 and 2009                                              4

         Statements of Operations for the nine months ended
         April 30, 2010 and 2009, and for the period from date
         of new development stage (March 25, 2005) to April 30, 2010          5

         Statements of Cash Flows for the nine months ended
         April 30, 2010 and 2009, and for the period from date
         of new development stage (March 25, 2005) to April 30, 2010          6

         Notes to Financial Statements                                        7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3   Quantitative and Qualitative Disclosures About Market Risk          10

Item 4T  Controls and Procedures                                             10

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   11

Item 1A  Risk Factors                                                        11

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3   Defaults Upon Senior Securities                                     11

Item 4   Removed and Reserved                                                11

Item 5   Other Information                                                   11

Item 6   Exhibits                                                            11

SIGNATURES                                                                   12

                             American Telstar, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      April 30, 2010        July 31, 2009
                                                                      --------------        -------------
                                     ASSETS
Current Assets:
  Cash                                                                  $      --             $   5,253
                                                                        ---------             ---------

      Total Assets                                                      $      --             $   5,253
                                                                        =========             =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable, investment banking
  services                                                              $  25,000             $  26,250
  Accounts payable, related party                                              --                   626
  Accrued liabilities                                                          --                    --
                                                                        ---------             ---------

      Total Current Liabilities                                            25,000                26,876

Stockholders' (Deficit):
  Preferred Stock, $0.10 par value
    40,000,000 shares authorized,
    None issued and outstanding                                                --                    --
  Common Stock, $0.001 par value,
    500,000,000 shares authorized
    650,225 shares issued and outstanding                                      65                    65
  Additional paid-in capital                                              229,435               229,435
  Accumulated (deficit)                                                  (163,000)             (163,000)
  Accumulated (deficit) during development stage                          (91,500)              (88,123)
                                                                        ---------             ---------

      Total Stockholders' (Deficit)                                       (25,000)              (21,623)
                                                                        ---------             ---------

      Total Liabilities and Stockholders' (Deficit)                     $      --             $   5,253
                                                                        =========             =========


   The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                      -------------------------------------
                                                      April 30, 2010         April 30, 2009
                                                      --------------         --------------
Revenues                                                $       --             $       --
                                                        ----------             ----------
Operating Expenses:
  Investment banking services                                  750                 25,500
  Professional fees                                          2,586                    583
  Other                                                         --                     --
                                                        ----------             ----------

      Total Operating Expenses                               3,336                 26,083
                                                        ----------             ----------
Other Income:
  Forgiveness of debt                                        3,500                     --
                                                        ----------             ----------
      Total Other Income                                     3,500                     --
                                                        ----------             ----------

Net Income (Loss)                                       $      164             $  (26,083)
                                                        ----------             ----------

Per Share                                               $      Nil             $     (.04)
                                                        ==========             ==========

Weighted Average Number of Shares Outstanding              650,225                650,225
                                                        ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              For the Period
                                                                                           from March 25, 2005
                                                                                                 (date of
                                                           Nine Months Ended                development stage)
                                                -------------------------------------            through
                                                April 30, 2010         April 30, 2009         April 30, 2010
                                                --------------         --------------         --------------
Revenues                                          $       --             $       --             $       --
                                                  ----------             ----------             ----------
Operating Expenses:
  Stock issued for reorganization services                --                     --                  6,500
  Consulting fees, related party                          --                     --                 30,000
  Investment banking services                          2,250                 25,500                 28,500
  Professional fees                                    4,627                  2,939                 27,948
  Other                                                   --                     57                  2,052
                                                  ----------             ----------             ----------

      Total Operating Expenses                         6,877                 28,496                 95,000
                                                  ----------             ----------             ----------

Other Income:
  Forgiveness of debt                                  3,500                     --                  3,500
                                                  ----------             ----------             ----------

      Total Other Income                               3,500                     --                  3,500
                                                  ----------             ----------             ----------

Net (Loss)                                        $   (3,377)            $  (28,496)            $  (91,500)
                                                  ----------             ----------             ----------

Per Share                                         $     (.01)            $     (.04)            $     (.14)
                                                  ==========             ==========             ==========

Weighted Average Number of Shares Outstanding        650,225                650,225                637,590
                                                  ==========             ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the Period
                                                                                               from March 25, 2005
                                                                                                     (date of
                                                                                                development stage)
                                                  Nine Months Ended      Nine Months Ended           through
                                                    April 30, 2010         April 30, 2009         April 30, 2010
                                                    --------------         --------------         --------------
Cash Flows from Operating Activities:
  Net (loss)                                          $ (3,377)              $(28,496)              $(91,500)
  Adjustment to reconcile net (loss) to net cash
   provided by operating activities:
     Stock issued for reorganization expenses               --                     --                  6,500
     Decrease in prepaid expense                            --                     --                 30,000
     Forgiveness of debt                                (3,500)                    --                 (3,500)
     Increase in accounts payable                        1,624                 23,396                 28,500
                                                      --------               --------               --------
Net Cash (Used in) Operating Activities                 (5,253)                (5,100)               (30,000)
                                                      --------               --------               --------

Cash Flows from Investing Activities                        --                     --                     --
                                                      --------               --------               --------

Cash Flows from Financing Activities
  Issuance of common stock                                  --                     --                 30,000
                                                      --------               --------               --------

Net Cash Provided by Financing Activities                   --                     --                 30,000

Increase (decrease) in Cash                             (5,253)                (5,100)                    --

Cash, Beginning of Period                                5,253                 13,321                     --
                                                      --------               --------               --------

Cash, End of Period                                   $     --               $  8,221               $     --
                                                      ========               ========               ========

Interest Paid                                         $     --               $     --               $     --
                                                      ========               ========               ========

Income Taxes Paid                                     $     --               $     --               $     --
                                                      ========               ========               ========


   The accompanying notes are an integral part of these financial statements.

                             American Telstar, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2010 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheets as of April 30, 2010 and July 31, 2009, and the statements of operations and the statements of cash flows for the three month and nine month periods ended April 30, 2010 and 2009, and the period from March 25, 2005 (date of development stage) through April 30, 2010, have been prepared by American Telstar, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such SEC rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2010 and for all periods presented, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these statements be read in conjunction with the July 31, 2009 unaudited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange  Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Common and Preferred Stock

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of April 30, 2010, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

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

Also on May 23, 2005, the Company effected a one for 200 reverse stock split. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

(4) Subsequent Events

On May 26, 2010, Lisa Guise, (the "Purchaser"), entered into a Stock Purchase Agreement (the "Purchase") with Pride Equities, Inc. and Charles Calello (collectively "Seller") pursuant to which the Seller sold an aggregate of 493,750 shares of Common Stock of the Company, representing approximately 75.94% of the total issued and outstanding shares of Common Stock of the Company, for a total purchase price of $175,000 and attained voting control of the Company.

Subsequent to April 30, 2010, the Company settled its payable for investment banking services for a total of $25,000, resulting in forgiveness of debt of $3,500. The forgiveness of debt is reflected in other income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at April 30, 2010 and compares it to our financial condition at July 31, 2009. Finally, the discussion summarizes the results of our operations for the three months and nine months ended April 30, 2010. This discussion and analysis should be read in conjunction with our unaudited financial statements for the year ended July 31, 2009, including footnotes, and the discussion and analysis included in our Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had a working capital deficit of $25,000, comprised of current assets of $0 and current liabilities of $25,000. This represents a decrease of $3,377 in working capital compared to the balance of ($21,623) reported at July 31, 2009. During the nine months ended April 30, 2010, our working capital declined as we invested our capital resources in our business.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2010 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2009

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

The Company generated no revenues during the quarter ended April 30, 2010, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has negative working capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2010, the Company had no material commitments for capital expenditures.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

     *    The worldwide economic situation;
     *    Any change in interest rates or inflation;
     * The willingness and ability of third parties to honor their contractual commitments;
     * Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital; and
     * Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 4T CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2010, under the supervision and with the participation of our Principal Executive and Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

We are not aware of any market risk factors in addition to those disclosed in our Form 10-K filed with the SEC.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 REMOVED AND RESERVED

None

ITEM 5 OTHER INFORMATION

On May 26, 2010, Lisa Guise, (the "Purchaser"), entered into a Stock Purchase Agreement (the "Purchase") with Pride Equities, Inc. and Charles Calello (collectively "Seller") pursuant to which the Seller sold an aggregate of 493,750 shares of Common Stock of the Company, representing approximately 75.94% of the total issued and outstanding shares of Common Stock of the Company, for a total purchase price of $175,000 and attained voting control of the Company. On May 27, 2010, the Company filed a Current Report on Form 8-K with the SEC reporting the change in control.

Prior to the Purchase, our officers and directors were Charles Calello and Peter Porath. On May 26, 2010, Mr. Calello and Mr. Porath resigned from all offices held by them. Additionally, Charles Calello and Peter Porath tendered their resignation as directors to be effective on the tenth day following the filing of an Information Statement with the SEC and the mailing of this Information Statement to our shareholders (the "Effective Date"). In connection with the Purchase Transaction, Ms. Lisa Guise was appointed ("Incoming Director") as sole director to take office as of the Effective Date. On May 27, 2010, the Company filed an Information Statement on Schedule 14f-1 reporting the change in the majority membership of the Board, and the change in directors occurred on the Effective Date. The Incoming Director was appointed by written consent.

ITEM 6 EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                             Description of Exhibit
------                             ----------------------
3.1      Articles of Incorporation (*)

3.2      Bylaws (*)

31 Certification of Principal Executive and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form 10-SB filed on January 3, 2007 with the SEC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 7, 2010                  AMERICAN TELSTAR, INC.


                                    By: /s/ Lisa Guise
                                        ----------------------------------------
                                        Lisa Guise
                                        Principal Executive Officer
                                        Principal Financial Officer and Director