Form 10-K
period 2010-07-31
AMERICAN TELSTAR INC
filed 2010-10-20
CIK 799414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                        Commission File Number 000-52387

                             AMERICAN TELSTAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                              84-1052279
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

     36 Mclean Street, Red Bank, NJ                               07701
(Address of Principal Executive Offices)                        (Zip Code)

                                  201-970-4987
              (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes [ ] No [ ]
*The registrant has not yet been phased into the interactive data  requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.

Indicate the number of share outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 650,225 as of July 31, 2010.

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----
Item 1    Business                                                            3
Item 1A   Risk Factors                                                        4
Item 1B   Unresolved Staff Comments                                           4
Item 2    Properties                                                          4
Item 3    Legal Proceedings                                                   4
Item 4    Removed and Reserved                                                4

                                     Part II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                           4
Item 6    Selected Financial Data                                             4
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               5
Item 8    Financial Statements                                                7
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               17
Item 9A   Controls and Procedures                                            17
Item 9B   Other Information                                                  18

                                    Part III

Item 10   Directors, Executive Officers and Corporate Governance             18
Item 11   Executive Compensation                                             19
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    21
Item 13   Certain Relationships and Related Transactions and Director
          Independence                                                       21
Item 14   Principal Accounting Fees and Services                             21

                                     Part IV

Item 15   Exhibits, Financial Statement Schedules                            22
          Signatures                                                         23

                                     PART I

ITEM 1 BUSINESS

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

Effective March 25, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company and on January 3, 2007, filed a registration statement on Form 10-SB with the U. S. Securities and Exchange Commission (the "SEC") registering its common stock under Section 12(g) of the Securities and Exchange Act of 1934 (the "Exchange
Act"). The purpose of the Company is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "General Business Plan".

Pursuant to the Articles of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value, and 40,000,000 shares of Preferred Stock, $0.10 par value. As of July 31, 2010, there are 650,225 shares of common stock outstanding.

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

On May 26, 2010, Lisa Guise, (the "Purchaser"), entered into a Stock Purchase Agreement (the "Purchase") with Pride Equities, Inc. and Charles Calello (collectively "Seller") pursuant to which the Seller sold an aggregate of 493,750 shares of Common Stock of the Company to Purchaser, representing approximately 75.94% of the total issued and outstanding shares of Common Stock of the Company, for a total purchase price of $175,000 and attained voting control of the Company.

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

ITEM 1A RISK FACTORS

Not applicable.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

The Company does not own or lease any property. Our sole officer and director provides office space and related office services without charge. There is no guarantee that this arrangement will continue in the future.

ITEM 3 LEGAL PROCEEDINGS

There are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4 REMOVED AND RESERVED

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND REGISTRANT PURCHASES OF EQUITY SECURITIES

(a) Market Information.

The Company's securities are listed for trading on the OTCBB, but there is no active trading market.

(b) Holders.

As of July 31, 2010, there are approximately 28 holders of the Company's Common Stock.

(c) Dividends.

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

The transfer agent for the Company's common stock is Computershare, 350 Indiana Street, Suite 750, Golden, CO 80401.

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statements o operations data for the years ended July 31, 2010 and 2009 and the balance sheet data at July 31, 2010 and 2009 are derived from our financial statements which are included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

STATEMENTS OF OPERATIONS DATA:

                                                     For the Year Ended July 31,
                                                        2010            2009
                                                      --------        --------

Revenue                                               $     --        $     --
Cost of goods sold                                          --              --
                                                      --------        --------
Gross profit (loss)                                         --              --
                                                      --------        --------
Total Operating Expenses                                 4,252          30,001
                                                      --------        --------

Net (Loss)                                              (4,252)        (30,001)
                                                      ========        ========

Basic and diluted loss per share                         (0.01)          (0.05)
                                                      ========        ========
Shares used in calculation of loss per share:
  Basic and Diluted                                    650,225         650,225
                                                      ========        ========

BALANCE SHEET DATA:

                                                     For the Year Ended July 31,
                                                        2010            2009
                                                      --------        --------

Cash and Cash Equivalents                             $  9,053        $  5,253
Working Capital                                        (25,875)        (21,623)
Total Assets                                             9,053           5,253
Long Term Obligations                                   20,140              --
Total Shareholders' equity (deficit)                   (25,875)        (21,623)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company incorporated in Colorado on August 5, 1986 as a music distribution business. Since 1991, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger or acquisition with a private entity.

Effective March 25, 2005, the Company commenced activities to become reporting with the SEC with the intention to become a publicly trading company and on January 3, 2007, filed a registration statement on Form 10-SB with the U. S. Securities and Exchange Commission (the "SEC") registering its common stock under Section 12(g) of the Securities and Exchange Act of 1934 (the "Exchange
Act"). The purpose of the Company is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "General Business Plan".

For the year ended July 31, 2010 we incurred a net loss of ($4,252) or ($0.01) per share compared to a net loss of ($30,001) or ($0.05) per share for the year ended July 31, 2009. The change is primarily attributable to an increase in professional and consulting fees and a reversal of a previously accrued investment banking fee which was forgiven in connection with the stock purchase agreement dated May 26, 2010.

The Company believes that while there is some doubt as to the Company's continuation as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern. The opinion of the Company's auditor (page 6) and the notes to the Company's financial statements (Note 3, page 13) express substantial doubt as to the Company's ability to continue as a going concern based upon the fact that the Company did not generate any revenues during the year ended July 31, 2010, is unlikely to generate earnings in the immediate or foreseeable future and has an accumulated deficit of $255,375 as of July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2010 we had a negative working capital of ($25,875) and cash of $9,053, compared to negative working capital of ($21,623) and cash of $5,253 at July 31, 2009.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                       8
Balance Sheets                                                                9
Statements of Operations                                                     10
Statements of Cash Flows                                                     11
Statements of Changes in Stockholders' Equity                                12
Notes to Financial Statements                                                13

Paritz & Company, P.A.                                15 Warren Street, Suite 25
                                                    Hackensack, New Jersey 07601
                                                           Phone: (201) 342-7753
                                                             Fax: (201) 342-7598
                                                      E-Mail: paritz @paritz.com
--------------------------------------------------------------------------------
Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Telstar, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of American Telstar, Inc. (A Development Stage Company) as of July 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception (March 25, 2005) to July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Telstar, Inc. (A Development Stage Company) as of July 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from inception (March 25, 2005) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional financing or sell any of its products or services at a profit. The Company did not generate any revenue during the year ended July 31, 2010 and has an accumulated deficit of $255,375 as of that date. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Paritz & Company, P.A.
------------------------------
Paritz & Company, P.A.
Hackensack, New Jersey
October 14, 2010

                             AMERICAN TELSTAR, INC.
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)


                                     ASSETS

                                                                     July 31,             July 31,
                                                                       2010                 2009
                                                                    ----------           ----------
CURRENT ASSETS
  Cash                                                              $    9,053           $    5,253
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                     9,053                5,253
                                                                    ----------           ----------

TOTAL ASSETS                                                        $    9,053           $    5,253
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   14,788           $   26,250
  Accounts payable, related party                                           --                  626
  Loan payable - related party                                          20,140                   --
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                               34,928               26,876
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value,
    40,000,000 shares authorized,
    none issued and outstanding                                             --                   --
  Common stock, $0.0001 par value,
    500,000,000 shares authorized,
    650,225 issued & outstanding                                            65                   65
  Additional paid-in-capital                                           229,435              229,435
  Accumulated deficit                                                 (163,000)            (163,000)
  Accumulated deficit during the development stage                     (92,375)             (88,123)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (25,875)             (21,623)
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    9,053           $    5,253
                                                                    ==========           ==========


                       SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                     For the period
                                                                                   from March 25, 2005
                                                                                  (date of development
                                                 Year Ended         Year Ended       stage) through
                                                  July 31,           July 31,           July 31,
                                                    2010               2009               2010
                                                  --------           --------           --------
Revenue                                           $     --           $     --           $     --
                                                  --------           --------           --------
EXPENSES
  Stock issued for reorganization services              --                 --              6,500
  Consulting fees, related party                        --                 --             30,000
  Consulting fees, unrelated party                   5,000                 --              5,000
  Investment banking services                      (25,000)            26,250              1,250
  Professional fees                                 17,100              3,694             40,421
  Other                                              1,709                 57              3,761
  Forfieture of mining property deposit              5,443                 --              5,443
                                                  --------           --------           --------
TOTAL EXPENSE                                        4,252             30,001             92,375
                                                  --------           --------           --------

Net Loss                                          $ (4,252)          $(30,001)          $(92,375)
                                                  ========           ========           ========

Net Income (Loss )Per Share                       $  (0.01)          $  (0.05)
                                                  ========           ========

Weighted Average Shares Outstanding                650,225            650,225
                                                  ========           ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                           For the period
                                                                                         from March 25, 2005
                                                                                        (date of development
                                                       Year Ended         Year Ended       stage) through
                                                        July 31,           July 31,           July 31,
                                                          2010               2009               2010
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ (4,252)          $(30,001)          $(92,375)
  Adjustment to reconcile net income (loss) to
   net cash used in operating activities
     Stock issued for services                                --                 --             36,500
     Increase (decrease) in accounts
      payable and accrued expenses                       (12,088)            21,933             14,788
                                                        --------           --------           --------

Net cash used in operating activities                    (16,340)            (8,068)           (41,087)
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of loan from related party                     20,140                 --             20,140
  Proceeds from issuance of common stock                      --                 --             30,000
                                                        --------           --------           --------

Net cash provided by financing activities                 20,140                 --             50,140
                                                        --------           --------           --------

Cash at beginning of period                                5,253             13,321                 --

Net increase (decrease) in cash                            3,800             (8,068)             9,053
                                                        --------           --------           --------

CASH AT END OF PERIOD                                   $  9,053           $  5,253           $  9,053
                                                        ========           ========           ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
         FOR THE PERIOD FROM MARCH 25, 2005 (DATE OF DEVELOPMENT STAGE)
                             THROUGH JULY 31, 2010

                                                                                                   Accumulated
                                                                                                    (Deficit)
                                                                        Additional                  During the
                              Preferred  Stock      Common     Stock     Paid-In     Accumulated   Development
                              # Shares   Amount    # Shares    Amount    Capital      (Deficit)       Stage        Total
                              --------   ------    --------    ------    -------      ---------       -----        -----
Balance at August 1, 2004          --     $ --      251,475    $   25    $162,975     $(163,000)    $     --     $     --

Issuance of stock for
 services at $0.0928 on
 May 23, 2005                      --       --       70,000         7       6,493            --           --        6,500

Issuance of stock for $30,000
 services and $30,000 cash at
 $0.1825 on May 23, 2005           --       --      328,750        33      59,967            --           --       60,000

Net loss - year ended
 July 31, 2005                     --       --           --        --          --            --       (9,019)      (9,019)
                                -----    -----     --------    ------    --------     ---------     --------     --------
Balance at July 31, 2005           --       --      650,225        65     229,435      (163,000)      (9,019)      57,481

Net loss - year ended
 July 31, 2006                     --       --           --        --          --            --       (2,522)      (2,522)
                                -----    -----     --------    ------    --------     ---------     --------     --------
Balance at July 31, 2006           --       --      650,225        65     229,435      (163,000)     (11,541)      54,959

Net loss - year ended
 July 31, 2007                     --       --           --        --          --            --      (41,171)     (41,171)
                                -----    -----     --------    ------    --------     ---------     --------     --------
Balance at July 31, 2007           --       --      650,225        65     229,435      (163,000)     (52,712)      13,788

Net loss - year ended
 July 31, 2008                     --       --           --        --          --            --       (5,410)      (5,410)
                                -----    -----     --------    ------    --------     ---------     --------     --------
Balance at July 31, 2008           --       --      650,225        65     229,435      (163,000)     (58,122)       8,378

Net loss - year ended
 July 31, 2009                     --       --           --        --          --            --      (30,001)     (30,001)
                                -----    -----     --------    ------    --------     ---------     --------     --------
Balance at July 31, 2009           --       --      650,225        65     229,435      (163,000)     (88,123)     (21,623)

Net loss - year ended
 July 31, 2010                     --       --           --        --          --            --       (4,252)      (4,252)
                                -----    -----     --------    ------    --------     ---------     --------     --------

Balance at July 31, 2010           --    $  --      650,225        65    $229,435      (163,000)    $(92,375)    $(25,875)
                                =====    =====     ========    ======    ========     =========     ========     ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2010


NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

C. INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

D. SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

During the years ended July 31, 2010 and 2009, there were no stock options granted or outstanding.

E. RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONT'D)

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments primarily consist of cash and related party borrowings. As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $255,375 as of July 31, 2010, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 40,000,000 shares of $0.10 par value preferred stock. As of July 31, 2010, there were 650,225 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

On May 23, 2005, the Company effected a one for 200 reverse stock split. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock split.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined they are immaterial.

During the year ended July 31, 2010, the Company's majority shareholder advanced $20,140 to fund the Company's expenses. This loan is non-interest bearing with no stated maturity date.

In connection with a stock purchase agreement, the former majority shareholders of the company forgave $25,000 of investment services due to them. This amount is shown as a reduction of expenses in the accompanying statement of operations for the year ended July 31, 2010.

NOTE 6 - INCOME TAXES

At July 31, 2010 and 2009, the Company had net operating loss carry forwards of approximately $92,000 and $88,000 which expire through 2030. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through July 31, 2010 except for income from the cancellation of investment banking fees, it was determined that it was more likely than not that the Company's deferred tax asset will not be realized. As such, the deferred tax asset of approximately $37,000 and $35,000 at July 31, 2010 and 2009, respectively, has been offset by a full valuation allowance of $37,000 and $35,000, respectively.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

The Company's management, with the participation of its chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2010. Based on that evaluation, the Company's chief executive officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of July 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On May 26, 2010, Lisa Guise, (the "Purchaser"), entered into a Stock Purchase Agreement (the "Purchase") with Pride Equities, Inc. and Charles Calello (collectively "Seller") pursuant to which the Seller sold an aggregate of 493,750 shares of Common Stock of the Company to Purchaser, representing approximately 75.94% of the total issued and outstanding shares of Common Stock of the Company, for a total purchase price of $175,000 and attained voting control of the Company. The Company reported the Purchase on a Current Report on Form 8-K which was filed with the SEC on May 27, 2010.

On August 4, 2010, the Company retained Paritz & Company, P.A. as its independent registered public accounting firm for the fiscal year ended July 31, 2010. The Company did not use an independent auditor in the prior fiscal year because the Company was an inactive company as defined by Regulation S-X ss.210. 3-11 and audited financial statements were not required to be presented.

On September 28, 2010, the Company changed the location of its principal executive offices from 730 W. Randolph Street, Suite 600, Chicago, IL 60661 to 36 Mclean Street, Red Bank, NJ 07701 and changed its telephone number from 312-454-0015 to 201-970-4987.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers are as follows as of the date of this report:

  Name               Age                        Position
  ----               ---                        --------

Lisa Guise            42       President, Chief Executive Officer and Director

LISA GUISE

Lisa Guise is a director of the Company. Ms. Guise graduated Syracuse University. Ms. Guise received her Bachelor's of science degree in speech communications in 1991. Over the past few years Ms. Guise has been an independent business consultant. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Guise has experience in various industries including fitness and transportation.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Lisa Guise devotes approximately 5% of her time to the Company's business.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. To the Company's knowledge, all Section 16(a) reports were timely filed except that (1) during the fiscal year ended July 31, 2010, one person, Charles Calello, filed a late Form 4 reporting one transaction; and (2) during the fiscal years ended July 31, 2010 and prior fiscal years, no beneficial ownership reports have been filed by Peter Porath or Ranji Bedi.

CODE OF ETHICS

We have not prepared a written code of ethics and employment standards for our company.

CORPORATE GOVERNANCE; AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by the Company's principal executive officer, each of our two most highly compensated executive officers who were serving as executive officers at any time during the fiscal year.

                                                                                 Change in
                                                                               Pension Value
                                                                                    and
                                                                 Non-Equity     Nonqualified
                                                                 Incentive        Deferred
                                             Stock    Option        Plan        Compensation     All Other
     Name and               Salary   Bonus   Awards   Awards    Compensation      Earnings      Compensation   Total
Principal Position   Year    ($)      ($)      ($)      ($)         ($)             ($)             ($)         ($)
------------------   ----    ---      ---      ---      ---         ---             ---             ---         ---
Lisa Guise           2009     Nil      Nil    Nil      Nil         Nil              Nil             Nil         Nil
President,  Chief
Executive Officer
and Director (1)

Charles Calello,     2009     Nil      Nil    Nil      Nil         Nil              Nil             Nil         Nil
former President     2008     Nil      Nil    Nil      Nil         Nil              Nil             Nil         Nil
and Chief
Executive (2)

                                                                                 Change in
                                                                               Pension Value
                                                                                    and
                                                                 Non-Equity     Nonqualified
                                                                 Incentive        Deferred
                                             Stock    Option        Plan        Compensation     All Other
     Name and               Salary   Bonus   Awards   Awards    Compensation      Earnings      Compensation   Total
Principal Position   Year    ($)      ($)      ($)      ($)         ($)             ($)             ($)         ($)
------------------   ----    ---      ---      ---      ---         ---             ---             ---         ---
Peter Porath,        2009     Nil      Nil    Nil      Nil         Nil              Nil             Nil         Nil
former Vice          2008     Nil      Nil    Nil      Nil         Nil              Nil             Nil         Nil
President, Chief
Financial Officer,
Secretary,
Treasurer and
Director (2)

----------
(1)  Elected May 26, 2010
(2)  Resigned May 26, 2010

There are no employment agreements or consulting agreements with our current sole director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

None of the Company's current officers or directors received any compensation for their respective services rendered to the Company during the last two fiscal years. They all agreed to act without compensation until authorized by the Board of Directors. Such authorization is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay our sole officers and director. Further, our sole officers and director is not accruing any compensation pursuant to any agreement with the Company.

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

As of July 31, 2010, there were no equity compensation plans in effect.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The percentage of class is based on 650,225 shares of common stock issued and outstanding as of the date of this Report.

                                           Amount of Beneficial    Percentage of
Name and Address of Beneficial Owner            Ownership              Class
------------------------------------            ---------              -----
Lisa Guise                                       493,750               75.94%
c/o American Telstar, Inc.
36 Mclean Street, Red Bank, NJ 07701

Ranji Bedi                                        95,000               14.61%
9889 Santa Monica Boulevard, Suite 205
Beverly Hills, CA  90210

Officers and Directors as a group (1 person)     493,750               75.94%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 4, 2010, the Company retained Paritz & Company, P. A. as its independent registered public accounting firm for the fiscal year ended July 31, 2010. The Company did not use an independent auditor in the prior fiscal year because the Company was an inactive company as defined by Regulation S-Xss.210. 3-11 and audited financial statements were not required to be presented. During the year ended July 31, 2009, the total fees billed for audit-related services was $0, for tax services was $0 and for other services was $0. During the year ended July 31, 2010, the total fees billed for audit-related services was $6,000.00, for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                        Description
-----------                        -----------
  3.1         Articles of Incorporation (1)
  3.2 Certificate of Amendment of Articles of Incorporation dated December 16, 1988 (1)
  3.3         Articles of Reinstatement dated June 21, 1996 (1)
  3.4         Articles of Reinstatement dated September 7, 1999 (1)
  3.5         By-Laws (1)
 31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32 Certification of Principal Executive Officer and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated herein by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 3, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN TELSTAR, INC.


Date: October 20, 2010                  By /s/Lisa Guise
                                           -------------------------------------
                                           Lisa Guise
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Lisa Guise                  President, Chief Executive      October 20, 2010
----------------------------    Officer and Director
Lisa Guise                      (Principal Executive Officer)
                                (Principal Financial and
                                Accounting Officer)


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
 TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

The registrant has not furnished to its security holders an annual report covering its fiscal year ended July 31, 2010 or any proxy material with respect to any annual or other meeting of security holders, nor will the registrant furnish such material to its security holders subsequent to the filing of its annual report on this Form 10-K.