Form 10-Q
period 2010-10-31
AMERICAN TELSTAR INC
filed 2010-11-15
CIK 799414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* *The registrant has not yet been phased into the interactive data requirements. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 650,225 shares outstanding as of November 15, 2010.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                    3
               Balance Sheets                                                 4
               Statements of Operations                                       5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10

Item 3    Quantitative and Qualitative Disclosures About Market Risk         11

Item 4T   Controls and Procedures                                            11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  12

Item 1A   Risk Factors                                                       12

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3    Defaults Upon Senior Securities                                    12

Item 4    Removed and Reserved                                               12

Item 5    Other Information                                                  12

Item 6    Exhibits                                                           12

SIGNATURES                                                                   13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

The  accompanying  unaudited  financial  statements  of American  Telstar,  Inc.
("American Telstar" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended July 31, 2010 filed with the Commission which are included in the Annual Report on Form 10-K filed on or about October 20, 2010.

                             AMERICAN TELSTAR, INC.
                           COMPARATIVE BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                    October 31,           July 31,
                                                                       2010                 2010
                                                                    ----------           ----------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                              $   13,994           $    9,053
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              13,994                9,053
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   13,994           $    9,053
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   20,788           $   14,788
  Accounts payable, related party                                           --                   --
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITIES                                         20,788               14,788
                                                                    ----------           ----------
OTHER LIABILITIES
  Loan payable - related party                                          30,140               20,140
                                                                    ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value, 40,000,000 shares
   authorized, none issued and outstanding                                  --                   --
  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 650,225 issued & outstanding                                 65                   65
  Additional paid-in-capital                                           229,435              229,435
  Accumulated deficit                                                 (163,000)            (163,000)
  Accumulated deficit during the development stage                    (103,434)             (92,375)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (36,934)             (25,875)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   13,994           $    9,053
                                                                    ==========           ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                                                                     For the period from
                                                                                        March 25, 2005
                                                   Three Months      Three Months    (date of development
                                                      Ended             Ended          stage) through
                                                    October 31,       October 31,        October 31,
                                                       2010              2009               2010
                                                    ----------        ----------         ----------
Revenue                                             $       --        $       --         $       --
                                                    ----------        ----------         ----------

EXPENSES
  Stock issued for reorganization services                  --                --              6,500
  Consulting fees, related party                            --                --             30,000
  Consulting fees, unrelated party                          --                --              5,000
  Investment banking services                               --               750              1,250
  Professional fees                                      9,330               716             49,751
  Other                                                     10                --              3,771
  Stock Transfer Fees                                    1,719                --              1,719
  Forfeiture of mining property deposit                     --                --              5,443
                                                    ----------        ----------         ----------
TOTAL EXPENSE                                           11,059             1,466            103,434
                                                    ----------        ----------         ----------

Net Loss                                            $  (11,059)       $   (1,466)        $ (103,434)
                                                    ==========        ==========         ==========

Net Income (Loss )Per Share                         $    (0.02)       $    (0.00)
                                                    ==========        ==========

Weighted Average Shares Outstanding                    650,225           650,225
                                                    ==========        ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                                                                              For the period from
                                                                                                March 25, 2005
                                                       Three Months         Three Months     (date of development
                                                          Ended                Ended            stage) through
                                                        October 31,          October 31,          October 31,
                                                           2010                 2009                 2010
                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $  (11,059)          $   (1,466)          $ (103,434)
  Adjustment to reconcile net income (loss) to
   net cash used in operating activities
     Stock issued for services                                  --                   --               36,500
     Increase (decrease) in accounts payable                 6,000                   --                6,000
      and accrued expenses                                      --                1,466               14,788
                                                        ----------           ----------           ----------
Net cash used in operating activities                       (5,059)                  --              (46,146)
                                                        ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of loan from related party                       10,000                   --               30,140
  Proceeds from issuance of common stock                        --                   --               30,000
                                                        ----------           ----------           ----------
Net cash provided by financing activities                   10,000                   --               60,140
                                                        ----------           ----------           ----------

Cash at beginning of period                                  9,053                5,253                   --

Net increase (decrease) in cash                              4,941                   --               13,994
                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                   $   13,994           $    5,253           $   13,994
                                                        ==========           ==========           ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2010
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ended July 31, 2011.

The balance sheet July 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2010 filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION

(a)  Organization and Description of Business

The Company (formerly Heritage Funding, Ltd.) was originally incorporated as a Colorado corporation on August 5, 1986. Heritage Funding, Ltd. changed its name to American Telstar, Inc. effective December 9, 1988.

Heritage Funding, Ltd. successfully completed a public offering of securities during the year ended July 31, 1988. On November 28, 1988, the Company issued 185,000 (post reverse-split) shares of its $.0001 par value common stock in exchange for 100% ownership of the Company. The Company was previously engaged in the music video business as well as a movie production business and in 1988 became engaged in acquiring music through lease agreements for various record labels. Since 1991, the Company has not engaged in any operations and has been dormant.

The business combination was accounted for as a reverse purchase since the controlling shareholders of the acquired company control the acquiring company after the transaction. The stockholders' (deficit) section of the financial statements has been retroactively adjusted to give effect to the reorganization as of the date the original shares were issued by American Telstar, Inc. The net monetary assets of Heritage Funding, Ltd. at the time of the transaction have been treated as consideration for the new shares at that time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A. INCOME TAXES

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

B. SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

During the quarters ended October 31, 2010 and 2009, there were no stock options granted or outstanding.

C. RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $266,434 as of October 31, 2010, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company uses the offices of its Chief Financial Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined they are immaterial.

During the quarter ended October 31, 2010, the Company's majority shareholder advanced $10,000 to fund the Company's expenses. This loan is non-interest bearing with no stated maturity date.

NOTE 6 - INCOME TAXES

At October 31, 2010 the Company had a net operating loss carry forward of approximately $103,000 which expires through 2030. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through October 31, 2010 except for income from the cancellation of investment banking fees, it was determined that it was more likely than not that the Company's deferred tax asset will not be realized. As such, the deferred tax asset of approximately $41,000 at October 31, 2010 has been offset by a full valuation allowance of $41,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at October 31, 2010 and compares it to our financial condition at July 31, 2010. Finally, the discussion summarizes the results of our operations for the three months ended October 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2010, including footnotes, and the discussion and analysis included in our Form 10-K filed with the Commission on or about October 20, 2010.

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

RESULTS OF OPERATIONS

For the quarter ended October 31, 2010 we incurred a net loss of ($11,059) or ($0.02) per share compared to a net loss of ($1,466) or ($0.00) per share for the quarter ended October 31, 2009. The change is primarily attributable to further general and administrative expenses incurred by the Company.

The Company believes that while there is some doubt as to the Company's continuation as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern. The notes to the Company's financial statements (Note 4, page 8) express substantial doubt as to the Company's ability to continue as a going concern based upon the fact that the Company has not generated any revenues since inception, has an accumulated loss of $266,434 as of October 31, 2010 and is unlikely to generate earnings in the immediate or foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2010 we had a negative working capital of ($36,934) and cash of $13,994, compared to negative working capital of ($25,875) and cash of $5,253 at October 31, 2009.

The Company has no operating history, is a development stage company and has no material assets.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     * statements concerning the benefits that we expect will result from our business activities and that we contemplate or have completed; and

     * statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

     *    The worldwide economic situation;
     *    Any change in interest rates or inflation;
     * The willingness and ability of third parties to honor their contractual commitments;
     * Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital; and o Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 4T CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of October 31, 2010, under the supervision and with the participation of our Principal Executive and Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A RISK FACTORS

     Not Applicable

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 REMOVED AND RESERVED

     None

ITEM 5 OTHER INFORMATION

     None

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

Date: November 15, 2010            AMERICAN TELSTAR, INC.


                                   By: /s/ Lisa Guise
                                       -----------------------------------------
                                       Lisa Guise
                                       Principal Executive Officer
                                       Principal Financial Officer and Director