Form 10-Q
period 2011-01-31
AMERICAN TELSTAR INC
filed 2011-02-09
CIK 799414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 000-52387


                             AMERICAN TELSTAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                               84-1052279
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

     36 Mclean Street, Red Bank, NJ                                07701
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 9,706 shares outstanding as of February 8, 2011.

                             AMERICAN TELSTAR, INC.

                                      Index

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                    3
               Balance Sheets                                                 4
               Statements of Operations                                       5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

Item 3    Quantitative and Qualitative Disclosures About Market Risk         11

Item 4T   Controls and Procedures                                            11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  12

Item 1A   Risk Factors                                                       12

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3    Defaults Upon Senior Securities                                    12

Item 4    Removed and Reserved                                               12

Item 5    Other Information                                                  12

Item 6    Exhibits                                                           13

SIGNATURES                                                                   14

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

                             AMERICAN TELSTAR, INC.
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                         January 31,           July 31,
                                                                            2011                2010
                                                                          ---------           ---------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                    $   6,591           $   9,053
                                                                          ---------           ---------

TOTAL CURRENT ASSETS                                                          6,591               9,053
                                                                          ---------           ---------

TOTAL ASSETS                                                              $   6,591           $   9,053
                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $  40,627           $  14,788
  Loan payable, related party                                                    --              20,140
                                                                          ---------           ---------

TOTAL CURRENT LIABILITIES                                                    40,627              34,928
                                                                          ---------           ---------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.10 par value,
   40,000,000 shares authorized,
   none issued and outstanding                                                   --                  --
  Common stock, $0.0001 par value,
   500,000,000 shares authorized,3,664,225 and 650,225
   issued & outstanding January 31,2011 and July 31,2010                      3,664                  65
  Additional paid-in-capital                                                255,976             229,435
  Accumulated deficit                                                      (163,000)           (163,000)
  Accmulated deficit during the development stage                          (130,676)            (92,375)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' (DEFICIT)                                               (34,036)            (25,875)
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                            $   6,591           $   9,053
                                                                          =========           =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

                                                                                                 For the period from
                                                                                                   March 25, 2005
                                                                                                      (date of
                                      Six Months     Six Months    Three Months    Three Months   development stage)
                                        Ended          Ended          Ended           Ended           through
                                      January 31,    January 31,    January 31,     January 31,      January 31,
                                         2011           2010           2011            2010             2011
                                      ----------     ----------     ----------      ----------       ----------
Revenue                               $       --     $       --     $       --      $       --       $       --
                                      ----------     ----------     ----------      ----------       ----------
EXPENSES
  Stock issued for reorganization
   services                                   --             --             --              --            6,500
  Consulting fees, related party              --             --             --              --           30,000
  Consulting fees, unrelated party            --             --             --              --            5,000
  Investment banking services                 --             --             --              --            1,250
  Professional fees                       35,849          2,356         26,519           1,397           76,270
  Other                                      335             57            325              --            4,096
  Stock Transfer Fees                      2,117             --            398              --            2,117
  Forfieture of mining property
   deposit                                    --             --             --              --            5,443
                                      ----------     ----------     ----------      ----------       ----------
TOTAL EXPENSE                             38,301          2,413         27,242           1,397          130,676
                                      ----------     ----------     ----------      ----------       ----------

Net Loss                              $  (38,301)    $   (2,413)    $  (27,242)     $   (1,397)      $ (130,676)
                                      ==========     ==========     ==========      ==========       ==========

Net Income (Loss )Per Share           $    (0.02)    $    (0.00)    $    (0.01)     $    (0.00)
                                      ==========     ==========     ==========      ==========
Weighted Average Shares
 Outstanding                           1,878,758        650,225      3,107,290         650,225
                                      ==========     ==========     ==========      ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

                                                                                              For the period from
                                                                                                 March 25, 2005
                                                                                                    (date of
                                                           Six Months          Six Months       development stage)
                                                             Ended               Ended              through
                                                           January 31,         January 31,         January 31,
                                                              2011                2010                2011
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                $ (38,301)          $  (2,413)          $(130,676)
  Adjustment to reconcile net income (loss) to
   net cash used in operating activities
     Stock issued for services                                     --                  --              36,500
     Increase (decrease) in accounts payable                   25,839                  --              25,839
      and accrued expenses                                         --              (2,687)             14,788
                                                            ---------           ---------           ---------
Net cash used in operating activities                         (12,462)             (5,100)            (53,549)
                                                            ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of loan from related party                          10,000                  --              30,140
  Proceeds from issuance of common stock                           --                  --              30,000
                                                            ---------           ---------           ---------
Net cash provided by financing activities                      10,000                  --              60,140
                                                            ---------           ---------           ---------

Net increase (decrease) in cash                                (2,462)             (5,100)              6,591

Cash at beginning of period                                     9,053              13,321                  --
                                                            ---------           ---------           ---------

CASH AT END OF PERIOD                                       $   6,591           $   8,221           $   6,591
                                                            =========           =========           =========

NON CASH FINANCING EXPENSE
  Issuance of common stock in repayment of loan payable     $  30,140
                                                            =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2011
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ended July 31, 2011.

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

NOTE 2 - ORGANIZATION

(a)  Organization and Description of Business

On November 15, 2010, Lisa Guise, the sole officer and director and majority shareholder (the "Officer") of the Company entered into a Note Conversion Agreement (the "Agreement") with the Company pursuant to which the Company issued 3,014,000 shares of its common stock to the Officer in conversion of debt in the amount of $30,140.00 owed by the Company to the Officer.

Since May 26, 2010, when the Officer became the sole officer and director and majority shareholder of the Company through October 31, 2010, the Officer loaned the Company an aggregate of $30,140.00 to fund operating expenses of the Company. Pursuant to the Agreement, the Company repaid said debt in full by issuance of 3,014,000 shares of its common stock to the Officer.

The Company is authorized to issue 500,000,000 shares of common stock. Following the effectiveness of the Agreement, the Company had 3,664,225 shares of common stock issued and outstanding, of which the Officer owned an aggregate of 3,507,750 shares, representing 95.73% of the Company's issued and outstanding shares of common stock.

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2011
                                   (UNAUDITED)


On December 1, 2010, the Board of Directors of American Telstar, Inc., a Colorado corporation ("American Telstar Colorado"), unanimously adopted resolutions approving, subject to shareholder approval, an Agreement and Plan of Merger to reincorporate American Telstar Colorado in the State of Nevada by merger with and into a Nevada corporation under the name American Telstar, Inc. ("American Telstar Nevada"), a corporation formed by American Telstar Colorado for such purpose (the "Migratory Merger.") The Board scheduled a special shareholder meeting (the "Meeting") for December 28, 2010 for shareholder consideration of the Migratory Merger.

On December 28, 2010 the Meeting was held, at which time shareholders of American Telstar Colorado approved the Migratory Merger.

Articles of Merger and a Statement of Merger were filed with the Secretary of State of the State of Nevada and with the Secretary of State of the State of Colorado on December 28, 2010 and December 29, 2010, respectively. The Migratory Merger became effective upon December 29, 2010, the date of the last filing necessary to consummate the Migratory Merger.

Upon the effectiveness of the Migratory Merger:

1. American Telstar Colorado adopted the capital structure of American Telstar Nevada, which includes total authorized capital stock of 540,000,000 shares, of which 500,000,000 are common stock, with a par value of $0.0001 per share (the "American Telstar Nevada Common Stock") and 40,000,000 shares are blank check preferred stock, with a par value of $0.10 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by American Telstar Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof; and

2. The issued and outstanding shares of American Telstar Colorado Common Stock automatically converted into the right to receive shares of American Telstar Nevada Common Stock at a ratio of one (1) share of American Telstar Nevada
Common Stock for each five hundred (500) shares of Common Stock of American Telstar Colorado provided that holders of American Telstar Colorado Common Stock who would receive fewer than 100 shares of American Telstar Nevada Common Stock were rounded up so that they received 100 shares of American Telstar Nevada Common Stock (the "Conversion Ratio"). No fractional shares resulted. Following the completion of the conversion ratio in connection with the Migratory Merger, the Company had 9,706 shares of common stock outstanding.

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

                             AMERICAN TELSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2011
                                   (UNAUDITED)


NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $293,676 and has a stockholders' deficit of $34,036 as of January 31, 2011, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

 The Company uses the offices of its Chief Financial Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at January 31, 2011 and compares it to our financial condition at July 31, 2010. Finally, the discussion summarizes the results of our operations for the six and three months ended January 31, 2011 and 2010. This discussion and analysis should be read in conjunction with our audited financial statements for the year ended July 31, 2010, including footnotes, and the discussion and analysis included in our Form 10-K filed with the Commission on or about October 20, 2010.

PLAN OF OPERATION

American Telstar, Inc., (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on August 5, 1986. The registrant was originally organized to engage in the music video business as well as a movie production business. Since 1991, the Company has not engaged in any operations and has been dormant. The Company completed a migratory merger from Colorado to Nevada which was announced by FINRA on the OTCBB Daily List on January 28, 2011, effective January 31, 2011.

RESULTS OF OPERATIONS

For the quarter ended January 31, 2011 we incurred a net loss of ($27,242) compared to a net loss of ($1,397) for the quarter ended January 31, 2010. The change is primarily attributable to further general and administrative expenses incurred by the Company.

The Company believes that while there is some doubt as to the Company's continuation as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern. The notes to the Company's financial statements (Note 3) express substantial doubt as to the Company's ability to continue as a going concern based upon the fact that the Company has not generated any revenues since inception, has an accumulated loss of $293,676 as of January 31, 2011 and is unlikely to generate earnings in the immediate or foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2011 we had a negative working capital of ($34,036) and cash of $6,591, compared to negative working capital of ($25,875) and cash of $9,053 at July 31, 2010.

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

ITEM 4T CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2011, under the supervision and with the participation of our Principal Executive and Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

Not Applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 REMOVED AND RESERVED

None

ITEM 5 OTHER INFORMATION

On December 1, 2010, the Board of Directors of American Telstar, Inc., a Colorado corporation ("American Telstar Colorado"), unanimously adopted resolutions approving, subject to shareholder approval, an Agreement and Plan of Merger to reincorporate American Telstar Colorado in the State of Nevada by merger with and into a Nevada corporation under the name American Telstar, Inc. ("American Telstar Nevada"), a corporation formed by American Telstar Colorado for such purpose (the "Migratory Merger.") The Board scheduled a special shareholder meeting (the "Meeting") for December 28, 2010 for shareholder consideration of the Migratory Merger.

On December 3, 2010 American Telstar Colorado filed with the US Securities and Exchange Commission (the "SEC") a Preliminary Proxy Statement on Schedule 14A with respect to the Meeting.

On December 13, 2010 American Telstar Colorado filed with the SEC a Definitive Proxy Statement on Schedule 14A with respect to the Meeting and mailed proxy material to the shareholders of American Telstar Colorado.

On December 28, 2010 the Meeting was held, at which time shareholders of American Telstar Colorado approved the Migratory Merger.

Articles of Merger and a Statement of Merger were filed with the Secretary of State of the State of Nevada and with the Secretary of State of the State of Colorado on December 28, 2010 and December 29, 2010, respectively. The Migratory Merger became effective upon December 29, 2010, the date of the last filing necessary to consummate the Migratory Merger.

Upon the effectiveness of the Migratory Merger:

1. American Telstar Colorado adopted the capital structure of American Telstar Nevada, which includes total authorized capital stock of 540,000,000 shares, of which 500,000,000 are common stock, with a par value of $0.0001 per share (the "American Telstar Nevada Common Stock") and 40,000,000 shares are blank check preferred stock, with a par value of $0.10 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by American Telstar Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof; and

2. The issued and outstanding shares of American Telstar Colorado Common Stock automatically converted into the right to receive shares of American Telstar Nevada Common Stock at a ratio of one (1) share of American Telstar Nevada
Common Stock for each five hundred (500) shares of Common Stock of American Telstar Colorado provided that holders of American Telstar Colorado Common Stock who would receive fewer than 100 shares of American Telstar Nevada Common Stock were rounded up so that they received 100 shares of American Telstar Nevada Common Stock (the "Conversion Ratio"). No fractional shares resulted. Following the completion of the conversion ratio in connection with the Migratory Merger, the Company had 9,706 shares of common stock outstanding.

In connection with the Migratory Merger, the Financial Industry Regulatory Authority ("FINRA") announced the corporate action on the January 28, 2011 Daily List of the OTCBB effective January 31, 2011. Further, in connection with the Migratory Merger, the Company obtained a new CUSIP number which is 03019V 104. The Company's transfer agent, Computershare, will record the conversion ratio of the Migratory Merger and hold shares of American Telstar Nevada by means of the Direct Registration System.

On January 31, 2011 the Company filed a Current Report on Form 8-K with the SEC reporting the Migratory Merger.

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

----------
* Incorporated by reference herein from the Company's Current Report on Form 8-K filed on January 31, 2011 with the SEC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2011             AMERICAN TELSTAR, INC.


                                   By: /s/ Lisa Guise
                                       -----------------------------------------
                                       Lisa Guise
                                       Principal Executive Officer
                                       Principal Financial Officer and Director