Form 10-Q
period 2011-03-31
China Agricorp, Inc
filed 2011-05-20
CIK 799414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 000-52387

China Agricorp, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	84-1052279
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

Fengshou Road West, Jiefang District, Jiaozuo, Henan Province, PRC 454000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  011-86-0391-3582676

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on May 15, 2011 was 9,004,593.

CHINA AGRICORP, INC.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of China Agricorp, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the Form 10-K’s filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Financial Statements.

China Agricorp, Inc.
Consolidated Balance Sheets

(Expressed in US dollars)
	March 31,	December 31,
	2011	2010
Assets	Unaudited

Current assets
Cash and cash equivalents	$1,355,150	$161,327
Restricted cash	2,748,045	2,736,861
Cash in escrow	28,798	530,392
Accounts receivable-net	4,213,642	3,484,234
Advances to suppliers	9,320,619	4,099,635
Inventory	10,669,397	10,582,053
Tax receivable	1,450,777	1,752,148
Total current assets	29,786,428	23,346,650

Deferred financing fees	402,486	647,241
Deferred consulting fees	856,102	1,376,704
Other receivables	5,421,818	6,589,798
Long-term investment	859,832	851,811
Deposits	2,348,662	2,326,752
Property and equipment-net	7,491,406	7,578,362
Construction in progress	2,639,332	2,614,710
Land use rights-net	1,375,042	1,370,254
Total Assets	$51,181,108	$46,702,282

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$997,984	$91,454
Other payables	90,106	759,760
Customers' deposit	515,258	510,451
Notes payable	4,580,075	4,537,349
Short-term loans	11,480,723	10,239,284
Convertible notes payable-$2,930,000, net of unamortized discount of $2,883,450	167,291	46,550
Derivative instrument liabilities	3,950,752	3,987,935
Total current liabilities	21,782,189	20,172,783

Long-term loans	2,546,496	1,187,544
Total long-term liabilities	2,546,496	1,187,544

Total liabilites	24,328,685	21,360,327

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,004,593 and 9,004,593 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	9,005	9,005
Additional paid-in capital	8,179,445	8,179,445
Retained earnings	15,836,723	14,594,468
Accumulated other comprehensive income	2,827,250	2,559,037
Total stockholders' equity	26,852,423	25,341,955

Total Liabilities and Stockholders' Equity	$51,181,108	$46,702,282

See accompanying notes to consolidated financial statements

China Agricorp, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Expressed in US dollars)

	For The Three Months ended March 31,
	2011	2010

Sales
Vegetable oil processing	$9,683,537	$6,718,939
Farming	-	-
Total sales	9,683,537	6,718,939

Cost of sales
Vegetable oil processing	7,503,004	5,060,656
Farming	-	-
Total cost of sales	7,503,004	5,060,656

Gross profit	2,180,533	1,658,283

Operating expenses:
Selling, general and administrative	1,132,799	981,631
Toal operating expenses	1,132,799	981,631

Operating income	1,047,734	676,652

Other income (expenses):
Derivative instruments-change in fair value	37,181	-
Interest expense	(616,140)	(216,165)
Interest income	65,839	67,331
Subsidy income	681,227	-
Other income	26,414	-
	194,521	(148,834)

Net income before income taxes	1,242,255	527,818

Income taxes	-	-

Net income	$1,242,255	$527,818

Other comprehensive income (loss):
Foreign currency translation adjustments	268,213	57,031

Total comprehensive income	$1,510,468	$584,849

Net Income Per Common Share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

Weighted-Average Shares Outstanding:
Basic	8,792,715	7,473,808
Diluted	9,309,264	7,473,808

See accompanying notes to consolidated financial statements

China Agricorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US dollars)

	For The Three Months Ended March 31,
	2011	2010

Cash flow from operating activities:
Net income	$1,242,255	$527,818
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	157,375	151,697
Amortization	8,066	7,775
Amortization of discount on convertible notes	120,741	-
Amortization of deferred financing fees	244,755	-
Amortization of consulting fees	520,602	713,782
Change in fair value of derivative liabilities	(37,181)	-
Changes in operating assets and liabilities:
Accounts receivable	(692,445)	610,669
Advances to suppliers	(5,151,479)	1,221,773
Inventory	12,230	136,206
Taxes receivable	315,975	924,569
Accounts payable and accrued liabilities	900,702	(34,848)
Other payables	(672,774)	769
Net cash provided by operating activities	(3,031,178)	4,260,210

Cash flows from investing activities:
Related party receivable	-	193,225
Deposit	-	(738,733)
Proceeds from Other receivables	1,222,700	572,054
Net cash used in investing activities	1,222,700	26,546

Cash flows from financing activities:
Cash in escrow	501,593	-
Restricted cash	14,501	977,384
Payments on short-term loans, net	-	(4,052,059)
Proceeds from short-term loans	1,138,192	-
Proceeds from long-term loans, net	1,339,733	-
Net cash provided by (used in) financing activities	2,994,019	(3,074,675)

Effect of exchange rate changes on cash	8,282	4,809

Net increase (decrease) in cash and cash equivalents	1,193,823	1,216,890

Cash and cash equivalents, beginning of period	161,327	410,651

Cash and cash equivalents, end of period	$1,355,150	$1,627,541

Supplemental information of cash flows
Cash paid for interest	$251,867	$216,165
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in Amendment No. 2 to the Current Report on Form 8-K of China Agricorp, Inc. filed with the Securities and Exchange Commission on May 6, 2011. The Company follows the same accounting policies in the preparation of interim reports.

2.   ORGANIZATION AND PRINCIPAL ACTIVITIES

China Agricorp, Inc. (“China Agricorp” or the “Company”) was incorporated under the laws of the State of Nevada on June 16, 2010.  Until August 26, 2010, when the Company entered into a Share Exchange Agreement, the Company had no operations other than those related to its incorporation.

On February 11, 2011, China Agricorp entered into a Share Exchange Agreement with American Telstar, Inc., a non-operating public shell company incorporated in Nevada. Pursuant to the Share Exchange Agreement, on February 11, 2011, our shareholders transferred 100% of the outstanding shares of our common stock held by them, in exchange for an aggregate of 9,001,903 newly issued shares of Common Stock of American Telstar. The shares of American Telstar Common Stock acquired by our shareholders in the transaction constitute, immediately after the transaction, approximately 99.97% of the issued and outstanding Common Stock of American Telstar. Although American Telstar was deemed to have legally acquired us, in accordance with the applicable accounting guidance for accounting for the transaction as a reverse merger and re-capitalization, we are the surviving entity for accounting purposes and our assets and liabilities will continue to be recorded at their historical carrying amounts with no goodwill or other intangible assets recorded as a result of the accounting merger with American Telstar.  On February 11, 2011, the net liabilities of American Telstar were not material to our consolidated financial statements.

On April 8, 2011, China Agricorp merged with and into with American Telstar, and the name of American Telstar was changed to “China Agricorp, Inc.”.

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and demand deposits held by banks as follows:

Cash in US	$5,007	$56,758
Cash in PRC	1,350,143	104,569
	$1,355,150	$161,327

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   RESTRICTED CASH

Restricted cash at March 31, 2011 and December 31, 2010 of $2,748,045 and $2,736,861, respectively, is cash not available for immediate use because it has been pledged to secure the Company’s notes payable. The amount of restricted cash is a certain percentage of the amount of the notes payable by the bank issuing the notes. The restricted cash is held in banks in China and such amounts are not insured.

5.   CASH IN ESCROW

The Company was required to deposit money in escrow to provide for payment of future expenses related to investor relations and similar expenses and also an amount equivalent to three quarters’ interest payments on the Convertible Promissory Notes issued on August 26, 2010 and September 30, 2010. This portion of the escrow will be used to make interest payments as they become due. At March 31, 2011 and December 31, 2010, $28,798 and $530,392 were held in escrow, respectively.

6.   ACCOUNTS RECEIVABLE

As of	March 31, 2011	December 31, 2010

Accounts Receivable	$5,508,566	$4,767,078
Less: Allowance for doubtful accounts	(1,294,924)	(1,282,844)
Accounts Receivable-net	$4,213,642	$3,484,234

7.   ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount paid to suppliers before the goods or services are received by the Company to ensure delivery of raw material is made in a timely manner. The payments are required by the suppliers as protection against non-payment. On March 31, 2011, the advances to suppliers included $8,935,002 in advances to raw material suppliers and $385,617 for prepayment of rents of farm land. On December 31, 2010, the advances to suppliers included $3,717,616 in advances to raw material suppliers and $382,019 for prepayment of rents of farm land. All of the goods or services related to the advances are expected to be received by the Company within one year from the date of advance.

8.   INVENTORIES

As of	March 31,	December 31,
	2011	2010
Raw materials	$2,655,618	$3,561,898
Packing materials	131,277	131,353
Work in progress	3,039,459	2,053,691
Finished goods	4,843,043	4,835,111
	$10,669,397	$10,582,053

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  OTHER RECEIVABLES

As of	March 31,	December 31,
	2011	2010
Other receivable	$5,421,818	$6,589,798
	$5,421,818	$6,589,798

As of March 31, 2011 and December 31, 2010, other receivable balances exceeding 10% of the total balances is as follows:

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Jin Canlan Trading Company	$4,437,193	82%	$5,409,141	82%

The receivable from Jin Canlan Trading Company (“Jin Canlan”) is the result of a collaborative arrangement for the parties doing business together for purchasing wheat for National Food Storage as Jin Canlan has a special license to do so which Yida has not yet been able to obtain, because Yida is a vegetable oil processing company, and this license will only be got by the company whose main business is food storage such as Jin Canlan. Today Jin Canlan shares the profit from this business with Yida. Under the agreement Yida makes a loan to Jin Canlan. The loan is interest free and due on demand. According to the agreement with Jin Canlan, the receivable from Jin Canlan also includes purchasing fees and custodial fees, and Yida receives all interest subsidies from the government. According to the agreement, Jin Canlan to bears all price fluctuation risk, spoilage risk, and any other inventory loss risk during storage, and Yida only have to provide the places for the storage of the wheat and receives commission based on agreed fee rate for each ton of wheat stored in the warehouse provided by Yida. The term of the agreement is from June 22, 2010 to June 21, 2011. The agreement may be renewed on the same or different terms when it expires. Both the Company and Jin Canlan are free to continue or terminate the agreement when the term of the agreement expires. The Company books the income from this loan in other income when the Company receives the money from Jin Canlan.

10.  DEPOSIT

Deposits consist of the following:

	March 31, 2011	December 31, 2010
Deposit on land	$1,814,320	$1,797,395
Wen County Keyuan Seed Research Institute	534,342	529,357
	$2,348,662	$2,326,752

Deposits on land are the prepayments made by the Company for purchasing land for future Company expansion when the transaction has not been closed. The deposit to Wen County Keyuan Seeds Research Institute (the “Institute”) represents an interest free loan made by the Company to the Institute. Pursuant to the loan agreement, the Institute is required to use the proceeds of loan for researching new types of wheat seeds and the Company will have the priority to enjoy the result from the research. The loan is required to be repaid in full on December 30, 2012.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and equipment:

As of			December 31
		Accumulated	March 31, 2011
	Cost	Depreciation	Net Book Value
Building	$3,133,814	$910,740	$2,223,074
Equipment	8,659,596	3,413,901	5,245,695
Office equipment	8,501	5,897	2,604
Vehicles	45,387	25,354	20,033
	$11,847,298	$4,355,892	$7,491,406

		Accumulated	December 31, 2010
	Cost	Depreciation	Net Book Value
Building and Plant	$3,805,600	$894,762	$2,910,837
Equipment	7,877,792	3,234,160	4,643,632
Office equipment and computers	8,422	5,445	2,977
Vehicles	44,965	24,050	20,916
	$11,736,779	$4,158,417	$7,578,362

For the three months ended March 31, 2011 and 2010, depreciation expense of $104,461 and $94,523, respectively, was included in selling, general and administrative expense and $52,914 and $57,174 respectively, was included in cost of sales, for a total of $157,375 and $151,697, respectively.

11.  LAND USE RIGHTS

	March 31, 2011	December 31, 2010
Cost	$1,603,026	$1,588,072
Less:accumulated
amortization	(227,984)	(217,818)
	$1,375,042	$1,370,254

For the three months ended March 31, 2011 and 2010, amortization expense was $8,066 and $7,775, respectively. Amortization expenses have been included in selling, general and administrative expense in the income statements.

12.  LONG TERM INVESTMENT

Long-term investment represents shares of Jiaozuo Commercial Bank, a privately held bank in China, which are carried at purchasing cost. The Company holds approximately 2% of the total outstanding shares of Jiaozuo Commercial Bank.

13.  NOTES PAYABLE

Banks in China commonly issue letters of credit the form of bank notes to client’s suppliers for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company deposit 60% to 100% of the reimbursement obligation with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between 6 to 12 months. The bank requires that we maintain restricted cash balances with it equal to a specified percentage of the face amount of each bank note to support the subsequent payment of these amounts. There are two reasons why the Company did not pay its suppliers in cash directly. The first reason is some of the bank notes don’t have a requirement for the Company to maintain 100% restricted cash.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Therefore, by relying on bank notes the Company is able to maintain more cash until it pays its suppliers. The second reason is that the Company earns interest income on the restricted cash it deposits to secure the repayment of the bank notes. All notes payable are interest free and due on demand.

The notes payable on March 31, 2011 and December 31, 2010 are as follows

As of	March 31, 2011
	Amount	Due date
Jiaozuo Commercial Bank	$3,053,383	July, 2011
Jiaozuo Commercial Bank	1,526,692	July, 2011
	$4,580,075

As of	December 31, 2010
	Amount	Due date
Jiaozuo Commercial Bank	$3,024,899	January, 2011
Jiaozuo Commercial Bank	1,512,450	January, 2011
	$4,537,349

All notes payable are interest free and were repaid on their due date.

The restricted cash supporting the notes payable at March 31, 2011 and December 31, 2010 were as follows:

	December 31, 2010
	Amount	Cash restricted %	Restricted cash
Jiaozuo Commercial Bank	$3,053,383	60%	$1,832,030
Jiaozuo Commercial Bank	1,526,692	60%	916,015
	$4,580,075		$2,748,045

	December 31, 2010
	Amount	Cash restricted %	Restricted cash
Jiaozuo Commercial Bank	$1,512,450	60%	$912,286
Jiaozuo Commercial Bank	3,024,899	60%	1,824,575
	$4,537,349		$2,736,861

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.  SHORT TERM LOANS

The Company’s short-term loans on March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
Bank	Loan amount	Due date	Interest rate
Jiaozuo Agricultural Development Bank	$3,053,399	October, 2011	5.56%
Jiaozuo Agricultural Development Bank	3,053,383	November, 2011	5.56%
Jiaozuo Commercial Bank	1,145,018	June, 2011	5.35%
Jiaozuo Commercial Bank	595,409	November, 2011	7.23%
Jiaozuo Commercial Bank	458,006	April, 2011	6.90%
Jiaozuo Commercial Bank	458,006	April, 2011	7.96%
Jiaozuo Commercial Bank	458,006	August, 2011	6.90%
Jiaozuo Commercial Bank	458,006	November, 2011	7.78%
Jiaozuo Commercial Bank	396,938	November, 2011	7.22%
Jiaozuo Commercial Bank	366,405	June, 2011	7.97%
Jiaozuo Commercial Bank	305,337	August, 2011	7.97%
Jiaozuo Commercial Bank	290,071	June, 2011	6.90%
Jiaozuo Commercial Bank	290,071	September, 2011	7.97%
Jiaozuo Commercial Bank	152,668	June, 2011	6.90%
	$11,480,723

	December 31, 2010
Bank	Loan amount	Due date	Interest rate
Jiaozuo Agricultural Development Bank	$3,024,908	October, 2011	5.56%
Jiaozuo Agricultural Development Bank	3,024,899	November, 2011	5.56%
Jiaozuo Commercial Bank	589,855	November, 2011	7.23%
Jiaozuo Commercial Bank	453,734	April, 2011	6.90%
Jiaozuo Commercial Bank	453,734	April, 2011	7.96%
Jiaozuo Commercial Bank	453,734	August, 2011	6.90%
Jiaozuo Commercial Bank	453,734	November, 2011	7.78%
Jiaozuo Commercial Bank	393,236	November, 2011	7.22%
Jiaozuo Commercial Bank	362,987	June, 2011	7.97%
Jiaozuo Commercial Bank	302,489	August, 2011	7.97%
Jiaozuo Commercial Bank	287,365	June, 2011	6.90%
Jiaozuo Commercial Bank	287,365	September, 2011	7.97%
Jiaozuo Commercial Bank	151,244	June, 2011	6.90%
	$10,239,284

15.  LONG TERM LOANS

As of March 31, 2011 and December 31, 2010, the Company had total long-term loans of $2,546,496 and $1,187,545, respectively, from Asia Development Bank. The interest and the principal of such loan is not payable until 2014. The interest rate for this loan is one year LIBOR+0.06%. At March 31, 2011 the one year LIBOR rate was 0.72% per annum.

16. CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On August 26, 2010, pursuant to Subscription Agreements (the “Subscription Agreements”) with various accredited investors (the “Investors”), the Company sold $2,330,000 10% Convertible Promissory Notes (the “Notes”) and common stock purchase warrants, initially exercisable for 932,000 shares of Common Stock (the “Warrants”). On September 30, 2010 and October 8, 2010, the Company sold additional Notes and Warrants, the terms of which are identical to those sold on August 26, 2010, for aggregate gross proceeds of $600,000.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Placement Agent Fees

In connection with the sale of the Notes and the Warrants, the Company paid its placement agents (i) a cash fee equal to 9% of the gross proceeds from sale of the Notes and Warrants ($263,700), and (ii) a 2% non-accountable expense allowance ($58,600). In addition, the Company paid $263,118 in legal fees and other expense related to the placement. After payment of the placement agent fees and expenses, the Company received net proceeds of $2,344,582.  From the net proceeds, $217,875 was retained in an escrow account to be used to fund, when due, the first three payments of interest on the Notes. The Company also placed $450,000 in escrow to be used to fund investor relations and similar expenses. At March 31, 2011, a total of $28,798 remained in escrow.

Registration Rights Agreement

At March 31, 2011, no demand for registration has been made, the Company does not currently expect to become liable for liquidated damages for delayed registration and no such liabilities have been accrued.

Convertible Notes

The Warrants were initially recorded at their fair value of $3,847,448. Because the initial fair value exceeded the gross proceeds received of $2,930,000, the Company recognized a day-one derivative loss of $917,448 and the Notes had no initial carrying value. Because none of the proceeds were initially allocated to the carrying value of the Notes, the Company did not recognize any beneficial conversion feature of the Notes. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity on August 26, 2011, at an effective interest rate of approximately 1005% per annum. Interest expense for the three months ended March 31, 2011 was $191,764. After payment of cash interest due for the three months ended March 31, 2011, the amortized cost carrying value of the Notes at March 31, 2011 was $167,291.

Deferred Financing Fees

The placement agent fees, including the initial fair value of the Placement Agent Warrants, aggregating $970,166, have been deferred and are being amortized on a straight-line basis over the period to maturity of the Notes on August 26, 2011. At March 31, 2011, $244,755 of the fees has been amortized and a further $402,486 remains to be amortized in future periods.

Deferred Consulting Fees

For the three months ended March 31, 2011 and March 31, 2010, a total of $520,602 and $713,782 has been amortized, and $856,102 remains to be expensed related to the services being provided by Primary Capital, over the period to August 26, 2011.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide the valuation inputs used to value the Warrants issued on August 26, 2010, September 30, 2010 and October 8, 2010.

	Warrant issued on August 26,2010-Valuation Inputs

	March 31,	December 31,	August 26,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	2.38%	2.24%	1.68%
Volatility	75.00%	75.00%	85.00%
Strike price	$2.37	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.42	3.67	5.00
Fair Market Value	$3,141,725	$3,171,653	$3,368,848

	Warrant issued on September 30,2010-Valuation Inputs

	March 31,	December 31,	September 30,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	2.38%	2.24%	1.56%
Volatility	75.00%	75.00%	85.00%
Strike price	$2.37	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.50	3.75	5.00
Fair Market Value	$775,318	$782,270	$827,455

	Warrant issued on October 8,2010-Valuation Inputs

	March 31,	December 31,	October 8,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	2.38%	2.24%	1.39%
Volatility	75.00%	75.00%	85.00%
Strike price	$2.37	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.50	3.75	5.00
Fair Market Value	$33,709	$34,012	$35,893

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the Company’s stock warrant activity through March 31, 2011, related to the Warrants issued on August 26, 2010, September 30, 2010 and October 8, 2010, adjusted for any changes in the exercise price of the stock warrants:

		Weighted
	Stock	Average
	Warrants	Exercise
		Price
Outstanding-December 31, 2010	1,289,200	$2.37
Exercisable-December 31, 2010	1,289,200	$2.37
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding-March 31, 2011	1,289,200	$2.37
Exercisable-March 31, 2011	1,289,200	$2.37

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the estimated fair value of our common stock and our estimates of its volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

17.  ADVERTISING EXPENSES

Advertising costs are expensed as incurred. The Company had no advertising costs for the periods presented.

18.  SHIPPING AND HANDLING COSTS

All shipping and handling costs are included in cost of sales. The Company had no freight out expense for the periods presented.

19.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Included in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 are non-cash consulting fees paid to Primary Capital and San Elijo. The amount was of $520,602 and $713,782, respectively.

20.  SUBSIDY INCOME

Subsidy income is the refundable VAT input tax as a result of internal sales from the Company’s farming segment to its vegetable oil processing segment. For the three months ended March 31, 2011 and 2010, the subsidy income from internal sales input VAT was $681,227 and $0, respectively. The input VAT arose from soy bean and peanuts has all been recognized in 2009, so there was no subsidy income for the three months ended March 31, 2010.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.  BASIC AND DILUTED NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations for each period:

	For the three months ended March 31,
	2011	2010
Income available to common shareholders	$1,242,255	$527,818
Change in fair value of derivative liability- warrants	(37,181)	-
Interest expense related to convertible debt	191,764	-
Income available after assumed conversions of debt and exercise of warrants	$1,396,838	$527,818
Weighted average shares outstanding:
Basic	8,792,715	7,473,808
Dilutive potential common shares	516,549	-
Diluted	9,309,264	7,473,808

Earnings per share
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

22.  INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.

British Virgin Islands
Sky Harmony and Sky Fortune were incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Hong Kong
Our subsidiary in Hong Kong, Sky River, is subject to Hong Kong tax.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.

PRC
Our subsidiary, Yida, is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to domestic enterprises.  Pursuant to the same enterprises income tax laws, being classified as a agricultural company, Yida is fully exempted from PRC enterprises income tax starting from 2009 due to the change of PRC tax law.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2011 and December 31, 2010.  There are no net operating loss carry forwards at March 31, 2011 and December 31, 2010.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effective income tax expense for the three months ended March 31, 2011 and 2010 is as follows:

As of	March 31,	March 31,
	2011	2010
Tax at statuory rate	$310,564	$131,954
Tax exemption	(310,564)	(131,954)
	$-	$-

Income tax expenses(benefit) consists of the following
	March 31,	December 31,
	2011	2010
Current	$	$
Federal	-	-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Current and deferred	-	-
Valuation allowance	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of March 31, 2011 and December 31, 2010, because all significant differences in tax basis and financial statement carrying values are permanent differences.

23.  COMMITMENTS AND CONTINGENCIES

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents denominated in U.S. Dollars. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Operating Leases

As of March 31, 2011 we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2011	4,369,485
2012	4,369,485
2013	4,369,485
2014	4,369,485
2015	4,369,485
Total	$21,847,425

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s leased properties are principally located in the PRC and are used for farming. The terms of these operating leases vary from ten to fifteen years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation.

ADB loans

In October 2009, the Company received a commitment from the Jiaozuo City Finance Bureau to make long-term sub-loans to the Company in the aggregate principal amount of $4 million, which loans are funded by Asia Development Bank (“ADB”) under a program called the “Dry Farming Sustainable Agriculture Projects of Henan Province” The commitment is evidenced by and subject to the terms of a Sub-loan Agreement between Jiaozuo City Finance Bureau and Yida (the “Sub-loan Agreement”).

In October 2010 the Company borrowed $1,187,544, and in March 2011 the Company borrowed an additional $1,358,952 under the Sub-loan Agreement. The Company expects to borrow another $1,507,692 from ADB during May 2011 and the remaining portion of its $4 million line from ADB in 2012. The interest rate for this loan is one year LIBOR+0.06%, which total equals 0.78% at March 31, 2011. The Company must borrow amounts available under the loan commitment no later than December 31, 2014 and is required to commence repaying the interest and principal on the outstanding ADB loans on May 15, 2014. Thereafter, payments of principal, interest and fees on the loans shall be made semi-annually on November 15 and May 15 of each year until November 15, 2033. The Company is required to pay a fee based on the unused portion of the commitment. All payment of principal, interest and fees are to calculated and paid in U.S. dollars. The Company is also required to pay a fee for early repayment of the loans.

Under the Sub-loan Agreement, the Company is required to pledge all of its assets to secure repayment of the loans made to it under the Sub-loan Agreement.

24.  CAPITAL STOCK

Common Stock

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value.

At March 31, 2011, 9,004,593 shares of Common Stock were issued and outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value, which may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors of the Company.  At March 31, 2011, no shares of Preferred Stock have been issued.

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25.  SEGMENT REPORT

The Company’s operations are classified into two principal reportable segments (“farming” and “vegetable oil processing”) that provide different products or services. Vegetable oil processing is engaged in the business of processing soybean and peanuts while Farming is engaged in the business of planting and cultivating wheat, soybean and peanuts, most of which products are used internally. Separate management of each segment is required because each business unit is subject to different production and technology strategies. For the first six months of each year, Farming only grows wheat, which is sold externally.

The Company’s operations are located in The People’s Republic of China (“PRC”). All revenues are from customers in the PRC and substantially all of the Company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

The Company does not disaggregate the selling, general and administrative and other expenses for these two segments.

	For the three month ended March 31, 2011		For the three month ended March 31, 2010		For the three month ended March 31
	Vegetable oil processing	Farming	Vegetable oil processing	Farming	2011	2010
External sales	$9,683,537	$-	$6,718,939	$-	$9,683,537	$6,718,939
Interest income	$65,839	$-	$67,331	$-	$65,839	$67,331
Interest expense	$(616,140)	$-	$(216,165)	$-	$(616,140)	$(216,165)
Depreciation and amortization	$165,441	$-	$159,472	$-	$165,441	$159,472
Expenditures for long-lived asset	$-	$-	$-	$-	$-	$-
Total assets	$39,872,913	$11,718,217	$22,917,777	$8,408,881	$51,591,130	$31,326,657

For its farming segment, the Company recognizes sales only to third parties and the segment’s net income is the amount calculated by external sales less the cost of sales and expenses related to the farming segment.

For its vegetable oil processing segment, the Company recognizes sales only to third parties plus the input VAT tax received from internal sales from the farming segment to the vegetable oil segment and the segment’s net income is the amount calculated by external sales less the cost of sales and expenses related to the vegetable oil processing segment.

As of March 31, 2011 and December 31, 2010, customer accounts receivable balances exceeding 10% of the total balance are as follows:

	March 31, 2011
Customer	Amount	Percentage
Keyuan Seed	$1,141,599	21%
Kaide Seed	917,252	17%
Huaiyuan Seed	840,917	15%
Huayu Vegetable oil	571,670	10%
Yangqin Wen	570,754	10%

	December 31, 2010
Customer	Amount	Percentage
Keyuan Seed	$1,282,194	27%
Kaide Seed	908,695	19%
Huaiyuan Seed	833,072	17%
Yangqin Wen	565,429	12%

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26. RECENT PRONOUNCEMENTS

The following Accounting Standards Codification Updates have been issued since January 1, 2010 or will become effective after the end of the period covered by these financial statements. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Pronouncement	Issued	Title
ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASU No.2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

ASU No.2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force
ASU No.2010-20	July 2010	Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
ASU No.2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure
ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries
ASU No.2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-27	December 2010	Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-28	December 2010
Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task force)

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is Troubled Debt Restructuring.
ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our financial statements.

27.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued or were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described herein.

Overview

We are a company in China’s agricultural industry in Henan Province with our farming and vegetable oil processing enterprise. We are headquartered in Jiaozuo with approximately 80 full-time employees and 11,153 acres of farm land which we lease.

Our current major products are wheat, soya oil and peanut oil. For the three months ended March 31, 2011 and 2010, our total revenues amounted to approximately $9.7 million and $6.7 million, respectively, a 44% period-over-period increase. Our revenues are subject to value added tax (“VAT”), urban maintenance and construction tax and additional education fees. We deduct the “VAT” amount from our gross revenues to arrive at our total revenues and include urban maintenance and construction tax and additional education fees in our total cost of sales. Our net income for the three months ended March 31, 2011 and 2010 was $1.2 million and $0.5 million, respectively, a period-over-period decrease of 158%.

We generate revenues from two operating segments: farming and vegetable oil processing.

Segment I: Farming

In our farming segment we had no sales and cost of sales for the three months ended March 31, 2011 and 2010 because no crops were harvested in these quarters.

Segment II: Vegetable oil processing

Revenues for this segment were $9.7 million in the three months ended March 31, 2011, an increase of 44% over revenues of $6.7 million in this segment in the same period of 2010. Cost of sales was $7.5 million in the three months ended March 31, 2011, an increase of 48% over cost of sales of $5 million in the same period of 2010.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

•	The changes in China’s macro-economic environment, government strategies and policies, industrial development and planning.

•	The impact of weather on crop output per acre of the farmland.

•	The sales price of vegetable oil, which is a commodity and the price of which is not controlled by us.

•	The purchase price variance on outsourcing soybeans as compared to the cost of self-production.

•
The availability and required terms of funding for our working capital. Because the vegetable oil processing business requires significant working for purchasing raw material, we can increase our sales with more working capital available.

Three months ended March 31, 2011 Compared to three months ended March 31, 2011

Results of Operations

	Three Month ended	% of	Three Month ended	% of		Change
	March 31, 2011 ($)	sales	March 31, 2010 ($)	sales	Change ($)	(%)
Revenue	$9,683,537	100%	$6,718,939	100%	2,964,598	44.12%
Cost of Sales	7,503,004	77.48%	5,060,656	75.32%	2,442,348	48.26%

Selling and Marking expenses	12,364	0.13%	62,118	0.92%	(49,754)	-80.10%
General Administrative Expenses	1,222,941	12.63%	919,513	13.69%	303,428	33.00%
Other Income (Expenses), net	203,672	2.01%	(148,834)	-2.22%	352,506	(236.85	) %
Income before provision for income taxes and non-controlling interests income	1,148,900	11.86%	527,818	7.86%	621,082	117.67%
Provision for Income Taxes	0	0%	0	0%	0	0%

Revenue

Our revenue was $ $9,683,537 in the three months ended March 31, 2011, an increase of $2,964,598 or 44%, compared to revenue of $6,718,939 in the same period of 2010. The increased revenue was primarily driven by the increase in both sales volume and price received for soya oil and peanut oil in our vegetable oil processing business.

The revenue from raw oil refining decreased by $1,146,931, or 613% for the three months ended March 31, 2011 compared with the same period of 2010. Raw oil refining is a process in which the Company purchases raw vegetable oil and further refines it. The raw oil sales increase was mainly caused by market conditions, that the Company has found more business opportunity for raw oil refining for the three months ended 2011 compared with the same period of 2010.

Oil trading revenue increased by $1,659,649, or 827%, for the three months ended March 31, 2011 compared with the same period of 2010. Oil trading occurs when the Company purchases vegetable oil from vendors and sells it at a higher price to other customers.  The oil trading sales increase was mainly caused by market conditions, that the Company has found more business opportunity for raw oil trading for the three months ended 2011 compared with the same period of 2010.

Cost of Sales

Our cost of sales was $7,503,004 in the three months ended March 31, 2011, an increase of $ 2,442,348, or 48%, compared to cost of sales of $5,060,656 for the same period of 2010.

The increase in our cost of sales resulted directly from the increased amount of vegetable oil processed during the period. The increase in cost of sales in the three months ended March 31, 2011 was more than the increase in revenue because the increase in sales for three months ended 2011 compared to the same period of 2010 were primarily the result of increases in our raw oil refining and oil trading business, which business have a low gross margin rate.

Gross Profit

Gross profit for three months ended March 31, 2011 was $2,180,533, a 31% increase from gross profit of $1,658,283 for the same period of 2010. The gross margin rate decreased from 25% to 23% for the three months ended 2011 as compared to the same period of 2010, principally due to the substantial revenue increase and a substantially higher cost of goods sold for the reasons noted above.

The overall gross margin rate of the vegetable oil processing oil segment decreased from 25% to 23% for the three months ended 2011 as compared to the same period of 2010. The decrease in the gross margin rate was mainly due to the increase in revenue in the three months ended 2011 in our raw oil refining and oil trading businesses, which have a low gross margin rate.

Selling and Marketing Expenses

Selling and marketing expenses were not material in any of the periods presented. Management believes this is due to the fact that the Company sells a commodity with a ready market that is increasingly in short supply in China and therefore the Company need not incur such expenses in order to market its products.

General and Administrative Expenses

Our General and Administrative Expenses were $1,120,435 in the three months ended March 31, 2011, an increase of $200,922 or 22%, compared to General and Administrative Expenses of $919,513 in the same period of 2010. The difference was mainly attributable to $244,755 in amortized financing fees related to the issuance of our convertible notes in 2010.

Other Income (Expenses)

Our other income was $203,672 for the three months ended March 31, 2011, an increase of $352,506, or 237%, compared to other expenses of $148,834 in the same period of 2010. The difference was mainly caused by an interest expense increase of $399,975 and an increase of $681,227 for subsidy income for the three months ended March 31, 2011 compared to the same period of 2010.

The derivative instrument gains was calculated using a standard financial model, and utilized certain assumptions including volatility, term and exercise prices.

Net income

In the three months ended March 31, 2011, our net income before income taxes was $1,242,255, an increase of $714,437 compared to net income before income taxes of $527,818 in the same period of 2010. The main reason for the increase in 2011 is the increase in overall gross profit generated from sales.

Liquidity and Capital Resources

As shown in our consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

The external sources of financing of the Company are mainly short-term bank loans from banks in China. On March 31, 2011, the Company had current lines of credit in the aggregate amount of $11,480,723. The Company had fully borrowed against its bank lines as of March 31, 2011.

Statement of Consolidated Cash Flows

	Three Month Ended March 31, 2011	Three Month Ended March 31, 2010	Change	%
	($)	($)	($)	of change
Net cash (used in) provided by operating activities	(3,031,178)	4,260,210	(7,291,388)	-171%
Net cash provided by investing activities	1,222,700	26,546	1,196,154	4506%
Net cash provided by (used in) financing activities	2,994,019	(3,074,675)	6,068,694	-197%
Effects of exchange rate changes on cash and cash equivalents	8,282	4,809	3,473	72%
Increase (decrease) in cash and cash equivalents	1,193,823	1,216,890	(23,068)	-2%
Cash and cash equivalents, beginning of period	161,327	410,651	(249,324)	-61%
Cash and cash equivalents, end of period	1,355,150	1,627,541	(272,391)	-17%

Cash and cash equivalents

As of March 31, 2011, our cash and cash equivalents were $1,355,150.

The working capital of the Company as of March 31, 2011 and December 31, 2010 was $7,500,862 and $3,173,867, respectively.

Operating activities

Net cash used in operating activities was $3,031,178 for the three months ended March 31, 2011, compared to $4,260,210 provided in the same period of 2010. The $7,291,378 decrease in cash provided by operating activities in the three months ended March 31, 2011 compared to the same period of 2010 was mainly due to: (i) a $6,373,252 decrease in changes in advances to suppliers for the three months ended March 31, 2011 compared to the changes in the same period of 2010, as the Company purchased more material for future production due to current market conditions. (ii) a $673,543 decrease in other payables; (iii) a $1,303,114 decrease in accounts receivable as resulted of the increase in sales for the three months ended March 31, 2011 compared to the same period of 2010; (iv) a $608,594 decrease in tax receivable in the three months ended March 31, 2011 compared to the same period of 2010 as the result of VAT increasing as the Company purchased more raw materials; and (v) a $935,550 increase in accounts payable and accrued liabilities for the three months ended March 31, 2011 compared to the same period of 2010, which increase was mostly the result of increased accrued rent on farmland which was not paid.

Investing activities

Net cash provided by for investing activities was $1,222,700 for the three months ended March 31, 2011, compared to $26,546 provided by investing activities in the same period of 2010. The increase of $1,196,154 was primarily due to (i) a decrease in other receivable of $650,646 in the three months ended March 31, 2011 compared to the same period of 2010  mainly as a result of the repayment of loans, (ii) a $738,733 difference in deposits in the three months ended March 31, 2011 compared to the same period of 2010 as the Company did not make any deposits during the three months ended March 31, 2011 and (iii) there were no receivables collected from related parties for the three months ended March 31, 2011 because there was no related party receivable on December 31, 2010. Compared to the three months ended March 31, 2010, there was a $193,225 decrease.

Financing activities

The cash provided by financing activities was $2,994,019 in the three months ended March 31, 2011 compared to $3,074,675 cash used in financing activities in the same period of 2010. The increase of $6,068,694 was due to: (i) a $4,052,059 increase in payments on short-term loans, (ii) a $1,138,192 increase in proceeds from short-term loans for the three months ended March 2011 compared to the same period of 2010, (iii) a $1,339,733 additional loan obtained from Asia Development Bank (“ADB”) during the three months ended March 31, 2011.

In 2011, as we accelerate our planned expansion, we expect to make continued capital expenditures for adding manufacturing equipment for the new production line in our new facility, which is adjacent to our old facility. We believe that our existing cash, cash equivalents and cash flows from operations and proceeds from the completed bridge financing in 2010, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production, which include the first deep processing line to be operational in June 2011. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Due to our planned expansion, the Company does not expect to pay any cash dividends for at least the next two years.

It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand for our products.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.  We believe that we can continue meeting our cash funding requirements for our current business in this manner over the next twelve months.

Regarding the expansion, the Company plans to complete installation of its first deep processing line in June 2011 and its second deep processing line in November 2011. The total amount of the first new production line investment is expected to be $3.9 million, and through March 31, 2011 the Company had already spent $2.5 million for the first deep processing line. The remaining balance of $1.4 million is planned to be paid in May 2011, which amount will be financed by another drawdown by the Company of a portion of the ADB loan discussed under “Asia Development Bank (“ADB”) loans,” below. The total investment for the second deep processing line is expected to be $5.4 million. $2.2 million of such amount is planned to be made in September 2011 and the remaining balance of $3.2 million is planned to be made in October 2011. The $5.4 planned investment for the second deep processing line is intended to be completely financed by an equity financing planned for in the summer of 2011

Effect of change in exchange rate changes on cash and cash equivalents

The net cash gain due to changes in currency exchange rates was $8,282 in the three months ended March 31, 2011 compared to a net cash gain of $4,809 for the same period of 2010.

Contractual Obligations and Commercial Commitments

Operating Leases

As of March 31, 2011, we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2011	4,369,485
2012	4,369,485
2013	4,369,485
2014	4,369,485
2015	4,369,485
Total	$21,847,425

The Company’s leased properties are principally located in the PRC and are used for farming. The terms of these operating leases vary from ten to fifteen years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices.

   Asia Development Bank (“ADB”) loans

In October 2009, the Company received a commitment from the Jiaozuo City Finance Bureau to make long-term sub-loans to the Company in the aggregate principal amount of $4 million, which loans are funded by Asia Development Bank (“ADB”) under a program called the “Dry Farming Sustainable Agriculture Projects of Henan Province” The commitment is evidenced by and subject to the terms of a Subloan Agreement between Jiaozuo City Finance Bureau and Yida (the “Sub-loan Agreement”).

In October 2010 the Company borrowed $1,187,544, and in March 2011 the Company borrowed an additional $1,261,538 under the Sub-loan Agreement. The Company expects to borrow another $1,507,692 from ADB during May 2011 and the remaining portion of its $4 million line from ADB in 2012. The interest rate for this loan is one year LIBOR+0.06%, which total equals 0.78% at December 31, 2010. The Company must borrow amounts available under the loan commitment no later than December 31, 2014 and is required to commence repaying the interest and principal on the outstanding ADB loans on May 15, 2014. Thereafter, payments of principal, interest and fees on the loans shall be made semi-annually on November 15 and May 15 of each year until November 15, 2033. The Company is required to pay a fee based on the unused portion of the commitment. All payment of principal, interest and fees are to be calculated and paid in U.S. dollars. The Company is also required to pay a fee for early repayment of the loans.

Under the Sub-loan Agreement, the Company is required to pledge all of its assets to secure repayment of the loans made to it under the Sub-loan Agreement.

Notes Payable

Banks in China commonly issue letters of credit in the form of bank notes to client’s suppliers for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company deposit the remaining 60% to 100% with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between 6 to 12 months. The bank requires that we maintain restricted cash balances with it equal to a specified percentage of the face amount of each note to support the subsequent reimbursement of the bank of amounts the bank pays to the Company’s suppliers. There are two reasons why the Company did not pay its suppliers in cash directly. The first reason is some of the notes don’t have a requirement for the Company to maintain 100% restricted cash. Therefore, by relying on bank notes the Company is able to maintain more cash until the bank pays its suppliers and the Company in turn reimburses its bank. The second reason is that the Company earns interest income on the restricted cash it deposits to secure the repayment to the bank. All notes payable are interest free and due on demand.

On March 31, 2011, we had notes payable as follows:

As of	March 31, 2011
	Amount	Due date
Jiaozuo Commercial Bank	$3,053,383	July, 2011
Jiaozuo Commercial Bank	1,526,692	July, 2011
	$4,580,075

Seasonality

Our sales are affected by seasonality. Our products are planted in one season and harvested in another season. From October to June of each year, we plant wheat and we sell all of our wheat harvest in June. All accounts receivable related to our wheat sales are collectible within one year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Taxation

Under the current PRC tax law, we are not subject to tax on income or capital gain. The Company cannot predict whether or for how long such tax holiday will continue in the future.

Sales tax is 10% of VAT payable. Our products are subject to VAT at a rate of 17%.

Critical accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

·
 Accounts Receivable.  Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

·
Inventories.  Inventories are valued at the lower of cost (determined on a weighted average basis) or net market value. Our management compares the cost of inventories with the net realizable value and an allowance is made for inventories with the net realizable value and an allowance is made for inventories with net realizable value, if lower than the cost.

·
Impairment.  We apply the provisions of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets Subsections” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’), issued by the Financial Accounting Standards Board (“FASB”).  ASC Impairment or Disposal of Long-Lived Assets Subsections require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

·
Fixed Assets. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimate results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

·
Revenue Recognition.  Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

·
Foreign currency translation. We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency, RMB, being the primary currency of the PRC, the economic environment in which their operations are conducted. In general, for consolidation purposes, we translate our subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as a component of comprehensive income. The functional currency of our Company is RMB. Until July 21, 2005, RMB had been pegged to the U.S. dollar at the rate of RMB 8.28:$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to U.S. dollars was adjusted to RMB 8.11:$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as U.S. dollar traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of U.S. dollars against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

·
Stock-based Compensation.  The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10 (formerly SFAS No. 123R “Share-Based Payment”) and measures the cost of services received as consideration for equity instruments issued or liabilities incurred in share-based compensation transactions based on the grant-date fair value of the equity instruments issued or the liabilities settled, net of any amount that an employee pays for that instrument when it is granted. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized for any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for awards that do not vest (i.e. awards for which the requisite service is not rendered). If an award is cancelled, any previously unrecognized compensation cost is recognized immediately at the cancellation date. However, if the cancellation is accompanied by the concurrent grant of a replacement award, an incremental compensation cost is recognized and measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

Recent accounting pronouncements

In April 2011, the FASB issued ASU Updated U (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. ASU No. 2011-02 will be effective for public entities for interim and annual periods beginning on or after June 15, 2011 and for nonpublic entities for annual periods ending on or after December 31, 2012. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03—Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, to improve financial reporting of repurchase transactions and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The Update removes from U.S. GAAP the requirement that a trading firm must guarantee it can buy back an asset that has been transferred in a repurchase agreement. ASU No. 2011-03 also removes the related guidance that calls for a trading firm to demonstrate that it holds enough collateral to buy replacement assets. ASU No. 2011-03 will be effective for public entities for interim and annual periods beginning on or after June 15, 2011 and for nonpublic entities for annual periods ending on or after December 31, 2012. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The Update is intended to improve financial reporting of repurchase agreements ("repos") and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-04 will be effective after Dec. 15, 2011. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were effective, at that reasonable assurance level to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

 During the preparation of our financial statements for the quarter ended March 31, 2011, we determined that there existed deficiencies in controls as a result of the lack of qualified accounting personnel.

We have further concluded that such deficiencies represented material weaknesses. As a result, we concluded that the Company’s internal controls over financial reporting were not effective at March 31, 2011.

The Company is in the process of enhancing its financial reporting by implementation of stronger internal controls through the recruitment of high caliber personnel with strong financial reporting backgrounds and the establishment of effective checking and reviewing procedures.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2011, we consummated a Share Exchange Agreement with China Agricorp, Inc., a Nevada corporation (“Agricorp”) and 335 stockholders of Agricorp (the “Agricorp Stockholders”) (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, the Agricorp Stockholders transferred 100% of the outstanding shares of common stock of Agricorp held by them, in exchange for an aggregate of  9,001,903 shares of our Common Stock. (Agricorp was merged into the Company effective April 8, 2011 at which time the name of the Company was changed from American Telstar, Inc. to China Agricorp, Inc.) The shares of our Common Stock issued to the Agricorp Stockholders constitute approximately 99.7% of our issued and outstanding Common Stock on a fully-diluted basis giving effect to the share exchange. The shares of our Common Stock were issued in accordance with a safe harbor from the registration requirements of the Securities Act under Regulation S thereunder or an exemption from the registration requirements of the Securities Act under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

Item 6. Exhibits

(a)	Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA AGRICORP, INC.

Date: May 20, 2011	BY:	/s/ Hexi Feng
Hexi Feng
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.