Form 10-Q
period 2011-06-30
China Agricorp, Inc
filed 2011-08-22
CIK 799414

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 000-52387

China Agricorp, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	84-1052279
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

Fengshou Road West, Jiefang District, Jiaozuo, Henan Province, PRC 454000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  011-86-0391-3582676

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☒

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on August 11, 2011 was 9,004,593.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Agricorp, Inc.
Consolidated Balance Sheets

(Expressed in US dollars)
	June 30,	December 31,
	2011	2010
Assets	Unaudited

Current assets
Cash and cash equivalents	$1,913,326	$161,327
Restricted cash	3,156,428	2,736,861
Cash in escrow	36,451	530,392
Accounts receivable-net	7,460,796	3,484,234
Advances to suppliers	9,146,468	4,099,635
Inventory	9,616,993	10,582,053
Tax receivable	1,340,400	1,752,148
Total current assets	32,670,862	23,346,650

Deferred financing fees	155,011	647,241
Deferred consulting fees	329,714	1,376,704
Other receivables	5,430,369	6,589,798
Long-term investment	871,421	851,811
Deposit	2,380,318	2,326,752
Property and equipment-net	7,392,189	7,578,362
Construction in progress	3,448,540	2,614,710
Land use rights-net	1,385,352	1,370,254
Total Assets	$54,063,776	$46,702,282

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$2,294	$91,454
Other payables	269,487	759,760
Customer's deposit	174,067	510,451
Notes payable	5,013,151	4,537,349
Short-term loans	11,589,045	10,239,284
Convertible notes payable-$2,930,000, net of unamortized discount of $2,006,186	923,814	46,550
Derivative instrument liabilities	4,095,130	3,987,935
Total current liabilities	22,066,988	20,172,783

Long-term loans	2,580,818	1,187,544
Total long-term liabilities	2,580,818	1,187,544

Total liabilites	24,647,806	21,360,327

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,004,593 and 9,004,593 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	9,005	9,005
Additional paid-in capital	8,179,445	8,179,445
Retained earnings	17,964,481	14,594,468
Accumulated other comprehensive income	3,263,039	2,559,037
Total stockholders' equity	29,415,970	25,341,955

Total Liabilities and Stockholders' Equity	$54,063,776	$46,702,282

See accompanying notes to consolidated financial statements

China Agricorp, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Expressed in US dollars)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Sales
Vegetable oil processing	$7,407,017	$2,266,528	$17,090,555	$8,985,467
Farming	7,959,357	7,166,022	7,959,357	7,166,022
Total sales	15,366,375	9,432,550	25,049,912	16,151,489

Cost of sales
Vegetable oil processing	6,083,024	1,486,715	13,586,028	6,547,371
Farming	5,066,067	4,441,396	5,066,067	4,441,396
Total cost of sales	11,149,091	5,928,111	18,652,095	10,988,767

Gross profit	4,217,284	3,504,439	6,397,817	5,162,722

Operating expenses:
Selling, general and administrative	781,300	1,270,694	1,914,099	2,252,325
Toal operating expenses	781,300	1,270,694	1,914,099	2,252,325
	-
Operating income	3,435,984	2,233,745	4,483,718	2,910,397

Other income (expenses):
Derivative instruments-change in fair value	(144,377)	-	(107,196)	-
Interest expense	(1,407,475)	(95,480)	(2,023,615)	(311,645)
Interest income	1,405	74,467	67,244	141,798
Subsidy income	40,007	-	721,234	-
Other income	202,214	46,491	228,628	46,491
	(1,308,226)	25,478	(1,113,705)	(123,356)

Net income before income taxes	2,127,758	2,259,223	3,370,013	2,787,041

Income taxes	-	-	-	-

Net income	$2,127,758	$2,259,223	$3,370,013	$2,787,041

Other comprehensive income (loss):
Foreign currency translation adjustments	435,789	(38,633)	704,002	18,398

Total comprehensive income	$2,563,547	$2,220,590	$4,074,015	$2,805,439

Net Income Per Common Share:
Basic	$0.23	$0.30	$0.37	$0.37
Diluted	$0.23	$0.30	$0.37	$0.37

Weighted-Average Shares Outstanding:
Basic	9,004,593	7,473,808	9,004,593	7,473,808
Diluted	10,120,783	7,473,808	10,120,783	7,473,808

See accompanying notes to consolidated financial statements

China Agricorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US dollars)

	For The Six Months Ended June 30,
	2011	2010

Cash flow from operating activities:
Net income	$3,370,013	$2,787,041
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	355,949	323,810
Amortization	16,234	15,553
Amortization of discount on convertible notes	877,264	-
Amortization of deferred financing fees	492,230	-
Amortization of consulting fees	1,046,990	1,894,766
Change in fair value of derivative liabilities	107,195	-
Changes in operating assets and liabilities:
Accounts receivable	(3,845,664)	(4,371,626)
Advances to suppliers	(4,888,029)	(546,619)
Inventory	1,192,955	(1,504,261)
Taxes receivable	446,205	411,131
Accounts payable and accrued liabilities	(89,447)	374,467
Customer's deposit	(343,607)	-
Other payables	(498,654)	1,962,649
Net cash (used in) provided by operating activities	(1,760,366)	1,346,911

Cash flows from investing activities:
Related party receivable	-	193,262
Construction in progress	(763,571)	-
Deposit	-	(1,168,150)
Payments on other receivables	-	(493,489)
Proceeds from other receivables	1,294,083	-
Net cash provided by (used in) investing activities	530,512	(1,468,377)

Cash flows from financing activities:
Cash in escrow	493,940	-
Restricted cash	(351,922)	889,781
Proceeds from short-term loans	1,099,542	702,294
Proceeds from long-term loans, net	1,348,166	-
Proceeds from related party payable	-	126,387
Proceeds from notes payable	366,514	-
Payments on notes payable	-	(731,557)
Payment of dividend	-	(3,657,784)
Proceeds from dividend rescinded	-	3,657,784
Net cash provided by financing activities	2,956,240	986,905

Effect of exchange rate changes on cash	25,613	857

Net increase (decrease) in cash and cash equivalents	1,751,999	866,296

Cash and cash equivalents, beginning of period	161,327	410,651

Cash and cash equivalents, end of period	$1,913,326	$1,276,947

Supplemental information of cash flows
Cash paid for interest	$654,121	$311,645
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

CHINA AGRICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the People’s Republic of China (“PRC”). All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in Amendment No. 3 to the Current Report on Form 8-K of China Agricorp, Inc. filed with the Securities and Exchange Commission on July 15, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

On April 8, 2011, China Agricorp merged with and into with American Telstar, and the name of American Telstar was changed to “China Agricorp, Inc.”.

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and demand deposits held by banks as follows:

	June 30, 2011	December 31, 2010
Cash in US	$57,120	$56,758
Cash in PRC	1,856,206	104,569
	$1,913,326	$161,327

4.   RESTRICTED CASH

Restricted cash at June 30, 2011 and December 31, 2010 of $3,156,428 and $2,736,861, respectively, is cash not available for immediate use because it has been pledged to secure the Company’s notes payable. The amount of restricted cash is a certain percentage of the amount of the notes payable by the bank issuing the notes. The restricted cash is held in banks in China and such amounts are not insured.

5.   CASH IN ESCROW

The Company was required to deposit money in escrow to provide for payment of future expenses related to investor relations and similar expenses and also an amount equivalent to three quarters’ interest payments on the Convertible Promissory Notes issued on August 26, 2010 and September 30, 2010. This portion of the escrow will be used to make interest payments as they become due. At June 30, 2011 and December 31, 2010, $36,451 and $530,392 were held in escrow, respectively.

6.   ACCOUNTS RECEIVABLE

As of	June 30, 2011	December 31, 2010

Accounts Receivable	$8,773,173	$4,767,078
Less: Allowance for doubtful accounts	(1,312,377)	(1,282,844)
Accounts Receivable-net	$7,460,796	$3,484,234

7.   ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount paid to suppliers before the goods or services are received by the Company to ensure delivery of raw material is made in a timely manner. The payments are required by the suppliers as protection against non-payment. On June 30, 2011, the advances to suppliers included $ 9,146,468 in advances to raw material suppliers. On December 31, 2010, the advances to suppliers included $3,717,616 in advances to raw material suppliers and $382,019 for prepayment of rents of farm land. All of the goods or services related to the advances are expected to be received by the Company within one year from the date of advance.

8.   INVENTORIES

As of	June 30,	December 31,
	2011	2010
Raw materials	$1,700,221	$3,561,898
Packing materials	137,855	131,353
Work in progress	1,347,826	2,053,691
Finished goods	6,431,091	4,835,111
	$9,616,993	$10,582,053
Rate	7.3141	6.85419

9.  OTHER RECEIVABLES

As of	June 30	December 31,
	2011	2010
Other receivable	$5,430,369	$6,589,798
	$5,430,369	$6,589,798

As of June 30, 2011 and December 31, 2010, other receivable balances exceeding 10% of the total balances is as follows:

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Jin Canlan Trading Company	$4,409,249	81%	$5,409,141	82%

The receivable from Jin Canlan Trading Company (“Jin Canlan”) is the result of a collaborative arrangement for the parties doing business together for purchasing wheat for National Food Storage as Jin Canlan has a special license to do so which Jiazuo Yida Vegetable Oil Co., Ltd. (“Yida”)  has not yet been able to obtain because Yida is a vegetable oil processing company, and this license is generally only available to a company, such as Jin Canlan, whose main business is food storage. Under its arrangement with Yida, Jin Canlan shares the profit from this business with Yida. Under the agreement Yida makes a loan to Jin Canlan. The loan is interest free and due on demand. According to the agreement with Jin Canlan, the receivable from Jin Canlan also includes purchasing fees and custodial fees, and Yida receives all interest subsidies from the government. According to the agreement, Jin Canlan bears all price fluctuation risk, spoilage risk, and any other inventory loss risk during storage and Yida only has to provide the places for the storage of the wheat and receives commissions based at an agreed fee rate for each ton of wheat stored in the warehouse provided by Yida. The term of the current agreement is from June 22, 2011 until June 21, 2012.  The Company’s net income from this arrangement for the six months ended June 30, 2011 and 2010 were $24,263 and $46,491, respectively, and such net income is included in the other income in the Consolidated Statements of Income and Comprehensive Income of the Company for the six months ended June 30, 2011 and 2010. Both the Company and Jin Canlan are free to continue or terminate the agreement when the term of the agreement expires. The Company books the income from this loan in other income when the Company receives the money from Jin Canlan. Jin Canlan has paid the Company the income related to the agreement in December of each year and the Company expects that Jin Canlan will continue to pay the income related to the agreement to the Company in December of each year or upon the earlier termination or expiration of the agreement.

10.  DEPOSIT

Deposits consist of the following:

	June 30, 2011	December 31, 2010
Deposit on land	$1,838,775	$1,797,395
Wen County Keyuan Seeds Research Institute	541,543	529,357
	$2,380,318	$2,326,752

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

11. PROPERTY AND EQUIPMENT

			June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value
Building	$3,124,993	$989,162	$2,135,831
Equipment	8,827,372	3,592,457	5,234,915
Office equipment	8,615	6,384	2,231
Vehicles	46,000	26,788	19,212
	$12,006,980	$4,614,791	$7,392,189

			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Building and Plant	$3,805,600	$894,762	$2,910,837
Equipment	7,877,792	3,234,160	4,643,632
Office equipment and computers	8,422	5,445	2,977
Vehicles	44,965	24,050	20,916
	$11,736,779	$4,158,417	$7,578,362

For the six months ended June 30, 2011 and 2010, depreciation expense of $225,756 and $178,229, respectively, was included in selling, general and administrative expense and $130,193 and $145,581 respectively, was included in cost of sales, for a total of $355,949 and $323,810, respectively.

12.  LAND USE RIGHTS

	June 30, 2011	December 31, 2010
Cost	$1,624,632	$1,588,072
Less:accumulated
amortization	(239,280)	(217,818)
	$1,385,352	$1,370,254

For the six months ended June 30, 2011 and 2010, amortization expense was $16,234 and $15,553, respectively. Amortization expenses have been included in selling, general and administrative expense in the income statements.

13.  LONG-TERM INVESTMENT

Long-term investment represents shares of Jiaozuo Commercial Bank, a privately held bank in China, which are carried at purchasing cost. The Company holds approximately 2% of the total outstanding shares of Jiaozuo Commercial Bank.

14.  NOTES PAYABLE

Banks in China commonly issue letters of credit the form of bank notes to clients’ suppliers for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company deposit 60% to 100% of the reimbursement obligation with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between 6 to 12 months. The bank requires that we maintain restricted cash balances which are equal to a specified percentage of the face amount of each bank note to support the subsequent payment of these amounts. There are two reasons why the Company did not pay its suppliers in cash directly. The first reason is some of the bank notes don’t have a requirement for the Company to maintain 100% restricted cash.Therefore, by relying on bank notes the Company is able to maintain more cash until it pays its suppliers. The second reason is that the Company earns interest income on the restricted cash it deposits to secure the repayment of the bank notes. All notes payable are interest free and due on demand.

The notes payable on June 30, 2011 and December 31, 2010 are as follows:

As of	June 30, 2011
	Amount	Due date
Jiaozuo Commercial Bank	$3,094,538	July, 2011
Jiaozuo Commercial Bank	1,547,269	July, 2011
	371,344	December, 2011
	$5,013,151

As of	December 31, 2010
	Amount	Due date
Jiaozuo Commercial Bank	$3,024,899	January, 2011
Jiaozuo Commercial Bank	1,512,450	January, 2011
	$4,537,349

All notes payable are interest free and were repaid on their due date.

The restricted cash supporting the notes payable at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amount	Cash restricted %	Restricted cash
Jiaozuo Commercial Bank	$3,094,538	60%	$1,856,723
Jiaozuo Commercial Bank	1,547,269	60%	928,361
	371,344	100%	371,344
	$5,013,151		$3,156,428

	June 30, 2011
	Amount	Cash restricted %	Restricted cash
Jiaozuo Commercial Bank	$3,094,538	60%	$1,856,723
Jiaozuo Commercial Bank	1,547,269	60%	928,361
	371,344	100%	371,344
	$5,013,151		$3,156,428

15.  SHORT TERM LOANS

The Company’s short-term loans on June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
Bank	Loan amount	Due date	Interest rate
Jiaozuo Agricultural Development Bank	$3,094,538	October, 2011	5.56%
Jiaozuo Agricultural Development Bank	3,094,538	November, 2011	5.56%
Jiaozuo Commercial Bank	1,160,451	July, 2011	5.35%
Jiaozuo Commercial Bank	603,434	November, 2011	6.02%
Jiaozuo Commercial Bank	464,180	August, 2011	5.75%
Jiaozuo Commercial Bank	464,180	November, 2011	6.49%
Jiaozuo Commercial Bank	464,180	April, 2012	6.84%
Jiaozuo Commercial Bank	464,180	April, 2012	7.89%
Jiaozuo Commercial Bank	402,289	November, 2011	6.02%
Jiaozuo Commercial Bank	371,344	June, 2012	7.89%
Jiaozuo Commercial Bank	309,453	August, 2011	6.64%
Jiaozuo Commercial Bank	293,981	September, 2011	5.75%
Jiaozuo Commercial Bank	247,563	June, 2012	7.89%
Jiaozuo Commercial Bank	154,734	July, 2011	5.75%
	$11,589,045

	December 31, 2010
Bank	Loan amount	Due date	Interest rate
Jiaozuo Agricultural Development Bank	$3,024,908	October, 2011	5.56%
Jiaozuo Agricultural Development Bank	3,024,899	November, 2011	5.56%
Jiaozuo Commercial Bank	589,855	November, 2011	7.23%
Jiaozuo Commercial Bank	453,734	April, 2011	6.90%
Jiaozuo Commercial Bank	453,734	April, 2011	7.96%
Jiaozuo Commercial Bank	453,734	August, 2011	6.90%
Jiaozuo Commercial Bank	453,734	November, 2011	7.78%
Jiaozuo Commercial Bank	393,236	November, 2011	7.22%
Jiaozuo Commercial Bank	362,987	June, 2011	7.97%
Jiaozuo Commercial Bank	302,489	August, 2011	7.97%
Jiaozuo Commercial Bank	287,365	June, 2011	6.90%
Jiaozuo Commercial Bank	287,365	September, 2011	7.97%
Jiaozuo Commercial Bank	151,244	June, 2011	6.90%
	$10,239,284

16.  LONG TERM LOANS

As of June 30, 2011 and December 31, 2010, the Company had total long-term loans of $2,580,818 and $1,187,544, respectively, from Asia Development Bank. The interest and the principal of such loan is not payable until 2014. The interest rate for this loan is one year LIBOR+0.06%. At June 30, 2011 the one year LIBOR rate was 0.73%.

In October 2010 the Company borrowed $1,187,544, and in March 2011 the Company borrowed an additional $1,393,274  under the Sub-loan Agreement. The Company expects to borrow another $1,507,692 from ADB in 2011 and the remaining portion of its $4 million line from ADB in 2012. The interest rate for this loan is one year LIBOR+0.06%, which total equals 0.72% at June 30, 2011. The Company must borrow amounts available under the loan commitment no later than December 31, 2014 and is required to commence repaying the interest and principal on the outstanding ADB loans on May 15, 2014. Thereafter, payments of principal, interest and fees on the loans shall be made semi-annually on November 15 and May 15 of each year until November 15, 2033. The Company is required to pay a fee based on the unused portion of the commitment. All payment of principal, interest and fees are calculated and paid in U.S. dollars. The Company is also required to pay a fee for early repayment of the loans.

Under the Sub-loan Agreement, the Company is required to pledge all of its assets to secure repayment of the loans made to it under the Sub-loan Agreement.

17. CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Placement Agent Fees

In connection with the sale of the Notes and the Warrants, the Company paid its placement agents (i) a cash fee equal to 9% of the gross proceeds from sale of the Notes and Warrants ($263,700), and (ii) a 2% non-accountable expense allowance ($58,600). In addition, the Company paid $263,118 in legal fees and other expense related to the placement. After payment of the placement agent fees and expenses, the Company received net proceeds of $2,344,582.  From the net proceeds, $217,875 was retained in an escrow account to be used to fund, when due, the first three payments of interest on the Notes. The Company also placed $450,000 in escrow to be used to fund investor relations and similar expenses. At June 30, 2011, a total of $36,451 remained in escrow.

Registration Rights Agreement

At June 30, 2011, no demand for registration has been made, the Company does not currently expect to make any Late Registration Payments and no such payments have been accrued.

Convertible Notes

The Warrants were initially recorded at their fair value of $3,847,448. Because the initial fair value exceeded the gross proceeds received of $2,930,000, the Company recognized a day-one derivative loss of $917,448 and the Notes had no initial carrying value. Because none of the proceeds were initially allocated to the carrying value of the Notes, the Company did not recognize any beneficial conversion feature of the Notes. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity on August 26, 2011, at an effective interest rate of approximately 1005% per annum. Interest expense for the six months ended June 30, 2011 was $1,022,560. After payment of cash interest due for the six months ended June 30, 2011, the amortized cost carrying value of the Notes at June 30, 2011 was $923,814.

Deferred Financing Fees

The placement agent fees, including the initial fair value of the Placement Agent Warrants, aggregating $970,166, have been deferred and are being amortized on a straight-line basis over the period to maturity of the Notes on August 26, 2011. For the six months ended June 30, 2011, $815,154 of the fees has been amortized and a further $155,012 remains to be amortized in future periods.

Deferred Consulting Fees

For the six months ended June 30, 2011 and 2010, a total of $1,046,990 and $1,894,766 has been amortized, and $329,714 remains to be expensed related to the services being provided by Primary Capital, over the period to August 26, 2011.

The following tables provide the valuation inputs used to value the Warrants issued on August 26, 2010, September 30, 2010 and October 8, 2010.

	Warrant issued on August 26, 2010-Valuation Inputs

	June 30,	December 31,	August 26,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	1.82%	2.24%	1.68%
Volatility	85.00%	75.00%	85.00%
Strike price	$2.37	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.33	3.67	5.00
Fair Market Value	$3,141,725	$3,171,653	$3,368,848

	Warrant issued on September 30, 2010-Valuation Inputs

	June 30,	December 31,	September 30,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	1.82%	2.24%	1.56%
Volatility	85.00%	75.00%	85.00%
Strike price	$2.37	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.42	3.75	5.00
Fair Market Value	$753,593	$782,270	$827,455

	Warrant issued on October 8, 2010-Valuation Inputs

	June 30,	December 31,	October 8,
Attribute	2011	2010	2010

Stock Price	$4.15	$4.15	$4.15
Risk free rate	1.82%	2.24%	1.39%
Volatility	85.00%	75.00%	85.00%
Strike price	$2.29	$2.37	$2.37
Dividend yield	0%	0%	0%
Contractual Life (Years)	3.50	3.75	5.00
Fair Market Value	$34,941	$34,012	$35,893

The following is a summary of the Company’s stock warrant activity through June 30, 2011, related to the Warrants issued on August 26, 2010, September 30, 2010 and October 8, 2010.

		Weighted
	Stock	Average
	Warrants	Exercise
		Price
Outstanding-December 31, 2010	1,289,200	$2.37
Exercisable-December 31, 2010	1,289,200	$2.37
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding-June 30, 2011	1,289,200	$2.37
Exercisable-June 30, 2011	1,289,200	$2.37

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

18.  ADVERTISING EXPENSES

Advertising costs are expensed as incurred. The Company had no advertising costs for the periods presented.

19.  SHIPPING AND HANDLING COSTS

All shipping and handling costs are included in cost of sales. The Company had no freight out expense for the periods presented.

20.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Included in selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 are non-cash consulting fees paid to Primary Capital, LLC and San Elijo Capital, LLC. The amounts were $1,046,989 and $1,894,766, respectively.

21.  SUBSIDY INCOME

Subsidy income is the refundable Value Added Tax (“VAT”) input tax as a result of internal sales from the Company’s farming segment to its vegetable oil processing segment. For the six months ended June 30, 2011 and 2010, the subsidy income from input VAT gained from VAT invoices issued from the Company’s farming segment to its vegetable oil segment was $721,234 and $0, respectively. The input VAT which arose from soy bean and peanuts was recognized in 2009, so there was no subsidy income for the six months ended June 30, 2010.

22.  BASIC AND DILUTED NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations for each period:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Income available to common shareholders	$2,127,758	$2,259,223	$3,370,013	$2,787,041
Interest expense related to convertible debt	639,031	-	830,795	-
Income available after assumed conversions of debt and exercise of warrants	$2,766,789	$2,259,223	$4,200,808	$2,787,041
Weighted average shares outstanding:
Basic	9,004,593	7,473,808	9,004,593	7,473,808
Convertible notes	1,116,190	-	1,116,190	-
Diluted	10,120,783	7,473,808	10,120,783	7,473,808

Earnings per share
Basic	$0.24	$0.30	$0.37	$0.37
Diluted	$0.24	$0.30	$0.37	$0.37

For the three and six months ended June 30, 2011, 1,289,200 warrants were excluded from the calculation of net income per share because their effect would have been anti-dilutive.

23.  INCOME TAXES

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2011 and December 31, 2010.  There are no net operating loss carry forwards at June 30, 2011 and December 31, 2010.

The effective income tax expense for the three and six months ended June 30, 2011 and 2010 is as follows:

As of	For the three months ended June 30,	For the three months ended June 30,
	2011	2010
Tax at statuory rate	$531,940	$564,806
Tax exemption	(531,940)	(564,806)
	$-	$-

As of	For the six months ended June 30,	For the six months ended June 30,
	2011	2010
Tax at statuory rate	$842,503	$696,760
Tax exemption	(842,503)	(696,760)
	$-	$-

Income tax expenses(benefit) consists of the following
	June 30,	December 31,
	2011	2010
Current	$	$
Federal	-	-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Current and deferred	-	-
Valuation allowance	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2011 and December 31, 2010, because all significant differences in tax basis and financial statement carrying values are permanent differences.

24.  COMMITMENTS AND CONTINGENCIES

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents denominated in U.S. Dollars. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

Operating Leases

As of June 30, 2011 we had commitments under certain operating leases, requiring annual minimum rentals as follows:

2011	$4,369,485
2012	4,369,485
2013	4,369,485
2014	4,369,485
2015	4,369,485
Total	$21,847,425

The Company’s leased properties are principally located in the PRC and are used for farming. The terms of these operating leases vary from ten to fifteen years. Pursuant to the lease terms, when the contracts expire, we have the right to extend them with new negotiated prices. The leases are renewable subject to negotiation.

Asia Development Bank loans

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

In October 2010 the Company borrowed $1,187,544, and in March 2011 the Company borrowed an additional $1,393,274  under the Sub-loan Agreement. The Company expects to borrow another $1,507,692 from ADB in 2011 and the remaining portion of its $4 million line from ADB in 2012. The interest rate for this loan is one year LIBOR+0.06%, which total equals 0.72% at June 30, 2011. The Company must borrow amounts available under the loan commitment no later than December 31, 2014 and is required to commence repaying the interest and principal on the outstanding ADB loans on May 15, 2014. Thereafter, payments of principal, interest and fees on the loans shall be made semi-annually on November 15 and May 15 of each year until November 15, 2033. The Company is required to pay a fee based on the unused portion of the commitment. All payment of principal, interest and fees are calculated and paid in U.S. dollars. The Company is also required to pay a fee for early repayment of the loans.

Under the Sub-loan Agreement, the Company is required to pledge all of its assets to secure repayment of the loans made to it under the Sub-loan Agreement.

25.  CAPITAL STOCK

Common Stock

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value.

At June 30, 2011, 9,004,593 shares of Common Stock were issued and outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value, which may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors of the Company.  At June 30, 2011, no shares of Preferred Stock have been issued.

26.  SEGMENT REPORT

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

The Company does not disaggregate the selling, general and administrative and other expenses for these two segments.

	For the six month ended June 30, 2011		For the six month ended June 30, 2010		For the six month ended June 30
	Vegetable oil processing	Farming	Vegetable oil processing	Farming	2011	2010
External sales	$17,090,555	$7,959,357	$8,985,467	$7,166,022	$25,049,912	$16,151,489
Interest income	$67,244	$-	$141,798	$-	$67,244	$141,798
Interest expense	$(2,023,615)	$-	$(311,645)	$-	$(2,023,615)	$(311,645)
Depreciation and amortization	$372,183	$-	$339,363	$-	$372,183	$339,363
Total assets	$41,384,758	$12,679,018	$32,956,130	$9,008,448	$54,063,776	$41,964,578
Gross profit	$3,504,527	$2,893,290	$2,438,096	$2,724,626	$6,397,817	$5,162,722

For its farming segment, the Company recognizes sales only to third parties and the segment’s gross profit is the amount calculated by external sales less the cost of sales and expenses related to the farming segment.

For its vegetable oil processing segment, the Company recognizes sales only to third parties plus the input VAT tax received from internal sales from the farming segment to the vegetable oil segment and the segment’s gross profit is the amount calculated by external sales less the cost of sales and expenses related to the vegetable oil processing segment.

Customer and Vendor concentrations

For the six months ended June 30, 2011 and 2010, the customers whose purchases exceeded 5% of the total sales of the Company were as follows:

	June 30, 2011
Customer Name	Amount	% of
		total
Keyuan Seed Company	4,185,132	17%
Kaide Seed Company	2,092,566	8%
Luoyang Tianliang Vegetable Oil	1,906,783	8%
Huaiyuan Seed Company	1,395,044	6%

	June 30, 2010
	Amount	% of
		total
Keyuan Seed Company	3,806,011	24%
Kaide Seed Company	1,903,006	12%
Huayu Vegetable Oil	1,451,617	9%

For the six months ended June 30, 2011 and 2010 vendors whose sales to the Company exceeded 5% of the total purchases of the Company were as follows:

	June 30, 2011
	Amount	%of
		total
Yuhua Vegetable oil	7,843,802	61%
Chuanwei Wang	4,530,931	35%

	June 30, 2010
	Amount	%of
		total
Chuanwei Wang	2,577,939	49%
National Food Storage	1,509,327	29%
Shandong Xiangchi Vegetable oil	1,018,742	19%

As of June 30, 2011 and December 31, 2010, customer accounts receivable balances exceeding 10% of the total balance are as follows:

	June 30, 2011
Customer	Amount	Percentage
Keyuan Seed	$3,159,616	42%
Kaide Seed	1,737,444	23%
Huaiyuan Seed	1,700,309	23%
Wushe Seed	752,669	10%

	December 31, 2010
Customer	Amount	Percentage
Keyuan Seed	$1,282,194	27%
Kaide Seed	908,695	19%
Huaiyuan Seed	833,072	17%
Yangqin Wen	565,429	12%

27. RECENT PRONOUNCEMENTS

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

ASU No.2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force
ASU No.2010-20	July 2010	Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
ASU No.2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure
ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries
ASU No.2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-27	December 2010	Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-28	December 2010	Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task force)
ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is Troubled Debt Restructuring.
ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income
ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (a consensus of the FASB Emerging Issues Task Force)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our financial statements.

28.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued or were available to be issued. The management of the Company does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

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

Our current major products are wheat, soya oil and peanut oil. For the three months ended June 30, 2011 and 2010, our total revenue amounted to approximately $15 million and $9 million, respectively, a 63% period-over-period increase. For the six months ended June 30, 2011 and 2010, our total revenues amounted to approximately $25 million and $16 million, respectively, a 55% period-over-period increase. Our revenues are subject to value added tax (“VAT”), urban maintenance and construction tax and additional education fees. We deduct the “VAT” amount from our gross revenues to arrive at our total revenues and include urban maintenance and construction tax and additional education fees in our total cost of sales. Our net income for the three months ended June 30, 2011 and 2010 was $2.1 million and $2.2 million, a quarter-over-quarter decrease of 6%. Our net income for the six months ended June 30, 2011 and 2010 was $3.4 million and $2.8 million, respectively, a period-over-period increase of 21%.

We generate revenues from two operating segments: farming and vegetable oil processing.

Segment I: Farming

In our farming segment, revenues were $8.0 million for both the three months and six months ended June 30, 2011, an increase of 11% over revenues of $7.2 million in this segment in the same periods of 2010. Cost of sales was $5.1 million in the three months and six months ended June 30, 2011, an increase of 14% over the cost of sales of $4.4 million in the same periods of 2010.

Segment II: Vegetable oil processing

Revenues for this segment were $7.4 million in the quarter ended June 30, 2011, an increase of 227% over revenues of $2.3 million in this segment in the same period of 2010. Cost of sales was $6.1 million in the quarter ended June 30, 2011, an increase of 309% over cost of sales of $1.5 million in the same period of 2010. The vegetable oil processing segment revenue was $17 million for the six months ended June 30, 2011, an increase of 90% over revenues of $9.0 million in this segment in the same period of 2010. Cost of sales was $14 million for the six months ended June 30, 2011, an increase of 108% over cost of sales $6.5 million in this segment in the same period of 2010.

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

•
The purchase price variance on outsourcing soybeans as compared to the cost of self-production. The Company has the capacity to grow approximately 3,600 tons per year, which is about 35% of the total soya beans the Company needs as raw material for its vegetable oil processing.

•
The availability and required terms of funding for our working capital. Because the vegetable oil processing business requires significant working capital for purchasing raw material, we can increase our sales with more working capital available.

Three months ended June 30, 2011 Compared to three months ended June 30, 2011

Results of Operations

	Three Months Ended	% of	Three Months Ended	% of	Change ($)	Change
	June 30, 2011 ($)	sales	June 30, 2010 ($)	sales		(%)
Revenue	$15,366,375	100%	$9,432,550	100%	5,933,825	62.91%
Cost of Sales	11,149,091	72.56%	5,928,111	62.85%	5,220,980	88.07%

Depreciation and Amortization Expenses not included in COGS	120,995	0.79%	266,573	2.83%	(145,578)	(54.61%)
Selling and Marketing Expenses	7,850	0.05%	14,425	0.15%	(6,575)	(45.58%)
Other General and Administrative Expenses	652,455	4.25%	989,696	10.49%	(337,241)	(34.08%)

Other Income (Expenses), net	(1,308,226)	(8.51%)	25,478	0.27%	(1,333,704)	(5.235%)
Income before provision for income taxes and non-controlling interests income	2,127,758	13.85%	2,259,223	23.95%	(131,465)	(5.82%)
Provision for Income Taxes	0	0%	0	0%	0	0%

Revenue

Our revenue was $15,366,375 in the three months ended June 30, 2011, an increase of $5,933,825 or 63%, compared to revenue of $9,432,550 in the same period of 2010. The increased revenue was primarily driven by the increase in sales of peanuts and oil trading.

Three months ended June 30, 2011				Quantities	Unit cost (USD)
Segment	By Product	% of total	Amount (USD)	Kilogram (kg)	per kg
Vegetable Oil	Oil trading	17%	2,598,281	1,759,150	1.48
	Soya meal	12%	1,774,477	3,910,870	0.45
	Peanut	10%	1,543,749	1,378,000	1.12
	Soya oil	8%	1,160,364	824,643	1.41
	Others*	2%	330,147
Total, vegetable oil		48%	7,407,018
Farming	Wheat	52%	7,959,357	24,741,000	0.32
Total, farming		52%	7,959,357
Total sales		100%	15,366,375

Three month months ended June 30, 2010
Vegetable Oil	Peanut oil	11%	1,034,519	908,822	1.14
	Raw oil refining	11%	1,031,295	968,360	1.06
	Oil trading	2%	200,714	136,540	1.47
Total, vegetable oil		24%	2,266,528
Farming	Wheat	76%	7,166,022	22,280,000	0.32
Total, farming		76%	7,166,022
Total sales		100%	9,432,550
* None of the product individually exceeds 4% of total revenue

The revenue from peanuts increased by $1,543,749 for the three months ended June 30, 2011 compared to the same period of 2010. There was no sales of peanuts for the quarter ended June 30, 2010. The reason for such increase in sales of peanuts is that in 2011 the Company sold more of the peanuts grown by the Company instead of processing them into peanut oil. The increased sales of peanuts was driven by higher demand.

Oil trading revenue increased by $2,397,567, or 1,195%, for the three months ended June 30, 2011 compared with the same period of 2010. Oil trading occurs when the Company purchases vegetable oil from vendors and sells it at a higher price to other customers. The oil trading sales increase was mainly caused by increased demand. The Company found more business opportunities for raw oil trading in the quarter ended 2011 compared with the same period of 2010 due to the market conditions.

Revenue from soya oil increased by $1,160,365, for the three months ended June 30, 2011 compared with the same period of 2010. There were no sales of soya oil for the three months ended June 30, 2010. The increase in 2011 was caused by increased demand. Revenue from soya meal increased by $1,774,478 for the three months ended June 30, 2011 compared with the same period of 2010. There were no sales of soya meal for the three months ended June 30, 2010. The increased sales of soya meal was caused by increased sales of soya oil. As the market demand for soya oil increased, the Company produced more soya oil, and as a by-product of soya oil, the production of soya meal also increased. Soya meal is used as animal feed. The Company was able to sell all of the soya meal by-product it produced.

Cost of Sales

Our cost of sales was $11,149,091 in the three months ended June 30, 2011, an increase of $5,220,980, or 88%, compared to cost of sales of $ 5,928,111 for the same period of 2010.

The increase in our cost of sales resulted directly from the increased sales during the period. The increase in cost of sales in the quarter ended June 30, 2011 was more than the increase in revenue because the increase in sales for six months ended 2011 compared to the same period of 2010 were primarily the result of increases in oil trading business, which business have a lower gross margin rate compared to other business of the Company.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $4,217,284, a 20% increase from gross profit of $3,504,439 for the same period of 2010. The gross margin rate decreased from 37% to 27% for the three months ended 2011 as compared to the same period of 2010, principally due to the substantial revenue increase and a substantially higher cost of goods sold for the reasons noted above.

In USD
		2011 three months	% of total	2010 three months	% of total
Soya oil	Sales	1,160,364		-
	Gross profit	119,111	3%	-	0%
	Gross profit rate	10%		-

Soya meal	Sales	1,774,477		-
	Gross profit	116,149	3%	-	0%
	Gross profit rate	7%		-

Peanut	Sales	1,543,749		-
	Gross profit	886,190	21%	-	0%
	Gross profit rate	57%		-

Oil trading	Sales	2,598,281		200,714
	Gross profit	157,962	4%	12,951	0.4%
	Gross profit rate	6%		6%

Raw oil refining	Sales	-		1,031,295
	Gross profit	-	0%	139,778	4%
	Gross profit rate	-		14%

Peanut oil	Sales	-		1,034,519
	Gross profit	-	0%	627,085	18%
	Gross profit rate	-		61%

Others*	Sales	330,147		-
	Gross profit	44,581	1%	-	0%
	Gross profit rate	14%		-

Total vegetable oil processing Gross profit		1,323,993	31%	766,862	22%

Farming
Wheat	sales	7,959,357		7,166,022
	Gross profit	2,893,290	69%	2,724,626	78%
	Gross profit rate	36%		38%
Total farm gross profit		2,893,290	69%	2,724,626	78%
Total gross profit		4,217,284	100%	3,491,488	100%

* None of the product individually exceeds 4% of total gross margin

Selling and General and Administrative Expenses

Selling and marketing expenses were not material in any of the periods presented. Management believes this is due to the fact that the Company sells a commodity with a ready market that is increasingly in short supply in China and therefore the Company need not incur such expenses in order to market its products.

Our general and administrative expenses were $773,450 in the three months ended June 30, 2011, a decrease of $482,818 or 38%, compared to general and administrative expenses of $1,256,269 in the same period of 2010. The difference was mainly attributable to the decrease of $660,381 in amortized consulting fees and increased deferred financing fee $244,755 for the three months ended June 30, 2011 compared to the same period of 2010 when we issued our convertible notes.

Other Income (Expenses)

Our other expenses were $1,308,226 for the three months ended June 30, 2011, an increase of $1,333,704, or 5,235%, compared to other income of $25,478 in the same period of 2010. The difference was mainly caused by an interest expense increase of $436,520 related to the convertible notes and increased interest short-term loan expenses of $413,345 for the three months ended June 30, 2011 compared to the same period of 2010.

The derivative instrument gains were calculated using a standard financial model, and utilized certain assumptions including volatility, term and exercise prices.

Net income

In the three months ended June 30, 2011, our net income before income taxes was $2,127,758, a decrease of $131,456, or 6% compared to net income before income taxes of $ $2,259,223 in the same period of 2010. The main reason for the decrease in 2011 was an increase in interest expenses related to the Company’s outstanding convertible notes and short-term loans which more than offset the increase in gross profit.

Six months ended June 30, 2011 Compared to six months ended June 30, 2011

Results of Operations

	Six Months Ended	% of	Six Months Ended	% of	Change ($)	Change
	June 30, 2011 ($)	sales	June 30, 2010 ($)	sales		(%)
Revenue	$25,049,912	100%	$16,151,489	100%	8,898,423	55.09%
Cost of Sales	18,652,095	74.46%	10,988,767	68.04%	7,663,328	69.74%

Depreciation and Amortization Expenses not included in COGS	225,756	0.90%	178,229	1.10%	47,527	26.67%
Selling and Marketing Expenses	20,213	0.08%	74,425	0.46%	(54,212)	(72.84%)
Other General and Administrative Expenses	1,668,130	6.66%	1,999,671	12.38%	(331,541)	(16.58%)

Other Income (Expenses), net	(1,113,705)	(4.45%)	(123,356)	(0.76%)	(990,349)	802.84%
Income before provision for income taxes and non-controlling interests income	3,370,013	13.45%	2,787,041	17.26%	582,973	20.92%
Provision for Income Taxes	0	0%	0	0%	0	0%

Revenue

Our revenue was $25,049,912 in the six months ended June 30, 2011, an increase of $ 8,898,423 or 55%, compared to revenue of $16,151,489 in the same period of 2010. The increased revenue was primarily driven by the increase in sales of peanuts and oil trading.

2011 six months ended June 30, 2011				Quantities	Unit cost (USD)
Segment	By Product	% of total	Amount (USD)	Kilogram (kg)	per kg
Vegetable Oil	Soya Meal	20%	4,891,519	10,467,850	0.47
	Oil trading	17%	4,144,110	2,967,890	1.40
	Peanut	17%	4,182,004	3,773,720	1.11
	Raw oil refining	5%	1,314,549	944,900	1.39
	Soya Oil	7%	1,662,049	1,172,068	1.42
	Others*	4%	896,324
Total, vegetable oil		68%	17,090,555
Farming	Wheat	32%	7,959,357	24,741,000	0.32
Total, farming		32%	7,959,357
Total sales		100%	25,049,912

2010 six month months ended June 30, 2010
Vegetable Oil	Soya Meal	19%	3,112,725	7,230,660	0.43
	Peanut Oil	13%	2,083,478	1,049,175	1.99
	Soya Oil	7%	1,189,062	1,165,180	1.02
	Raw oil refining	6%	1,042,520	994,620	1.05
	Peanut	5%	830,700	856,490	0.97
	Others*	5%	726,982
Total, vegetable oil		56%	8,985,467
Farming	Wheat	44%	7,166,022	22,280,000	0.32
Total, farming		44%	7,166,022
Total sales		100%	16,151,489
* None of the product individually exceeds 4% of total revenue

Revenue from soya meal increased by $ 1,778,795, or 57%, for the six months ended June 30, 2011 compared with the same period of 2010. The increase was caused by market conditions.

Oil trading revenue increased by $3,943,396, or 1,965%, for the six months ended June 30, 2011 compared with the same period of 2010. Oil trading occurs when the Company purchases vegetable oil from vendors and sells it at a higher price to other customers.  The oil trading sales increase was mainly caused by market conditions. The Company found more business opportunities for raw oil trading in the six months ended 2011 compared with the same period of 2010.

The revenue from peanuts increased by $3,351,305, or 403%, for the six months ended June 30, 2011 compared to the same period of 2010. The reason for such increase is the Company sold the peanuts it grew directly instead of processing them into peanut oil. Peanut oil sales for the six months ended 2011 was $523,057, a decrease of $1,563,010, or 75%, compared to the same period of 2010. The decrease in peanut oil revenue was caused by decreased local demand.

Cost of Sales

Our cost of sales was $18,652,095 in the six months ended June 30, 2011, an increase of $7,663,328, or 70%, compared to cost of sales of $10,988,767 for the same period of 2010.

The increase in our cost of sales resulted directly from the increased amount of oil trading during the period. The increase in cost of sales in the six months ended June 30, 2011 was more than the increase in revenue because the increase in sales for the six months ended 2011 compared to the same period of 2010 were primarily the result of increases in low gross margin business such as our oil trading business. There was a decrease in sales of relatively higher gross margin products such as peanut oil and soya oil.

Gross Profit

Gross profit for six months ended June 30, 2011 was $6,397,817, a 24% increase from gross profit of $5,162,722 for the same period of 2010. The gross margin rate decreased from 32% to 26% for the six months ended June 30, 2011 as compared to the same period of 2010, principally due to the substantial revenue increase and a substantially higher cost of goods sold for the reasons noted above.

In USD
		2011 six months	% of total	2010 six months	% of total
Soya oil	Sales	1,662,049		1,189,062
	Gross profit	113,011	2%	23,781	0.5%
	Gross profit rate	7%		2%

Soya meal	Sales	4,891,520		3,112,725
	Gross profit	332,599	5%	62,254	1.2%
	Gross profit rate	7%		2%

Peanut	Sales	4,182,004		830,700
	Gross profit	2,275,222	36%	523,191	10%
	Gross profit rate	54%		63%

Oil trading	Sales	4,144,110		-
	Gross profit	301,842	5%	-	0%
	Gross profit rate	7%		-

Raw oil refining	Sales	1,314,549		1,042,520
	Gross profit	131,828	2%	145,682	3%
	Gross profit rate	10%		14%

Peanut oil	Sales	-		2,083,478
	Gross profit	-	0%	1,547,291	30%
	Gross profit rate	-		74%

Others*	Sales	896,324
	Gross profit	350,025	5%	135,897	3%
	Gross profit rate	39%
Total vegetableoil processing gross profit		3,504,527	55%	2,438,096	47%
				8,258,485
Farming
Wheat	sales	7,959,357		7,166,022
	Gross profit	2,893,290	45%	2,724,626	53%
	Gross profit rate	36%		38%
Total farm gross profit		2,893,290	45%	2,724,626	53%
Total gross profit		6,397,817	100%	5,162,722	100%

* None of the product individually exceeds 4% of total gross margin

Selling and General and Administrative Expenses

Selling and marketing expenses were not material in any of the periods presented. Management believes this is due to the fact that the Company sells a commodity with a ready market that is increasingly in short supply in China and therefore the Company need not incur such expenses in order to market its products.

Our general and administrative expenses were $1,893,886 in the six months ended June 30, 2011, a decrease of $284,014 or 13%, compared to general and administrative expenses of $2,177,900 in the same period of 2010. The difference was mainly attributable to the decrease of $847,776 in amortized financing fees and increase of $492,230 in amortized financing fees for the six months ended June 30, 2011 compared to the same period of 2010 when we issued our convertible notes.

Other Income (Expenses)

Our other income (expenses) were $1,113,705 for the six months ended June 30, 2011, an increase of $990,349, or 803%, compared to other expenses of $123,356 in the same period of 2010. The difference was mainly caused by an interest expense increase of $1,711,970 related to convertible loan and short-term loans and an increase of $721,234 for subsidy income for the six months ended June 30, 2011 compared to the same period of 2010. The increased subsidy income was mainly caused by the increased sales for the six months ended June, 30, 2011 compared to the same period of 2010 because as a result of higher sales the Company was able to offset more input VAT for the invoices issued by the farming segment to vegetable oil processing segment.

The derivative instrument gains were calculated using a standard financial model, and utilized certain assumptions including volatility, term and exercise prices.

Net income

In the six months ended June 30, 2011, our net income before income taxes was $3,370,013, an increase of $582,973, or 21%, compared to net income before income taxes of $2,787,041 in the same period of 2010. The main reason for the increase in 2011 is the increase in overall gross profit generated from sales.

Liquidity and Capital Resources

As shown in our consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities and (iv) investing activities.

The external sources of financing of the Company are mainly short-term bank loans from banks in China. On June 30, 2011, the Company had current lines of credit in the aggregate amount of $11,589,045. The Company had fully borrowed against its bank lines as of June 30, 2011.

Statement of Consolidated Cash Flows

	For the Six Month ended	For the Six Month ended	Change	%
	June 30, 2011	June 30, 2010		of change
	($)	($)	($)
Net cash (used in) provided by operating activities	(1,760,366)	1,346,911	(3,107,277)	(231%)
Net cash provided by (used in) investing activities	530,512	(1,468,377)	1,998,889	(136%)
Net cash provided by financing activities	2,956,240	986,905	1,969,335	200%
Effects of exchange rate changes on cash and cash equivalents	25,613	857	24,756	2888%
Increase (decrease) in cash and cash equivalents	1,751,999	866,296	885,703	102%
Cash and cash equivalents, beginning of period	161,327	410,651	(249,324)	(61)%
Cash and cash equivalents, end of period	1,913,326	1,276,947	636,379	50%

Cash and cash equivalents

As of June 30, 2011, our cash and cash equivalents were $1,913,326.

Cash and cash equivalents include cash on hand and demand deposits held by banks. As of June 30, 2011 and December 31, 2010, $1,856,206 and $104,569, respectively, of the cash and cash equivalents were placed with banks in China, which are denominated in RMB. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. The cash equivalents consist of cash deposits of $57,120 and $56,758 as of June 30, 2011 and December 31, 2010, respectively, in a bank in the United States. Such cash deposits are insured up to $250,000 and are denominated in U.S. dollars. Under the Foreign Currency Administration Rules, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, and trade and service-related foreign exchange transactions. Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of funds, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Administration Rules, foreign-invested enterprises may only buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from SAFE. Under the Foreign Currency Administration Rules, foreign-invested enterprises are required to complete the foreign exchange registration and obtain the registration certificate. The profit repatriated to us from Yida, however, is not subject to the approval of the foreign exchange authority, because it is a current account item transaction.

Working capital

The working capital of the Company as of June 30, 2011 and December 31, 2010 was $10,603,874 and $3,173,867, respectively.

Operating activities

Net cash used in operating activities was $1,760,366 for the six months ended June 30, 2011, compared to $1,346,911 provided in the same period of 2010. The $3,107,277 decrease in cash provided by operating activities in the six months ended June 30, 2011 compared to the same period of 2010 was mainly due to: (i) a $4,888,029 increase in changes in advances to suppliers for the six months ended June 30, 2011, as the Company purchased more material for future production due to current market conditions, (ii) a $3,845,664 increase in accounts receivable for the six months ended June 30, 2011, which was primarily caused by sales to seeds companies by the farming segment,  (iii) a $1,192,955 decrease in inventory and (iv) an aggregate of   $2,416,483 in non-cash expenses and increase of liability, including $877,264 amortization of discount on convertible notes, $492,230 of amortization of deferred financing fees and $1,046,990 of amortization of consulting fees.

Investing activities

Net cash provided by investing activities was $530,512 for the six months ended June 30, 2011, compared to $1,468,377 used in investing activities in the same period of 2010. The increase of $1,998,889 was primarily due to (i) proceeds from a decrease in other receivable of $1,294,083 in the six months ended June 30, 2011 as a result of collections and (ii) a $763,571 increase of construction in progress in the six months ended June 30, 2011. The construction in progress is the first deep processing line which the Company plans to complete in 2011.

Financing activities

The cash provided by financing activities was $ 2,956,240 in the six months ended June 30, 2011 compared to $986,905 cash provided by financing activities in the same period of 2010. The increase of $1,969,335 was due to (i) $1,348,166 in proceeds from long-term loans and (ii) $1,099,542 in proceeds from a short-term loan for the six months ended June 30, 2011.

In 2010 the Company acquired operating leases to an additional 2,093 acres of farm land bringing the total acreage of land leased by the Company to 11,153 acres. As a result of the expansion, the Company’s aggregate rent expenses for the land it leases will increase from $3,997,480 in 2010 to $4,369,485 in 2011 and 2012. There were no charges or costs in acquiring the additional operating leases. The Company does not currently plan to acquire or seek leases for any additional acreage.

In 2011, as we accelerate our planned expansion, we expect to make continued capital expenditures for adding manufacturing equipment for the new production line in our new facility, which is adjacent to our old facility. We believe that our existing cash, cash equivalents and cash flows from operations and proceeds from the completed bridge financing in 2010, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production, which include the first deep processing line to be operational in 2011. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Due to our planned expansion, the Company does not expect to pay any cash dividends for at least the next two years.

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

Regarding the expansion, the Company plans to complete installation of its first deep processing line in October 2011. The Company also intends to construct a second deep processing line at such time as it can secure financing on reasonable terms for such line. The total amount of the first new production line investment is expected to be $3.9 million, and through December 31, 2010 the Company had already spent $2.5 million for the first deep processing line. The remaining balance of $1.4 million is planned to be paid in August 2011, which amount will be financed by another drawdown by the Company of a portion of the ADB loan discussed under “Asia Development Bank (“ADB”) loans,” below. The total investment for the second deep processing line is expected to be $5.4 million.

Effect of change in exchange rate changes on cash and cash equivalents

The net cash gain due to changes in currency exchange rates was $25,613 in the six months ended June 30, 2011 compared to a net cash gain of $857 for the same period of 2010.

Contractual Obligations and Commercial Commitments

Operating Leases

As of June 30, 2011, we had commitments under certain operating leases, requiring annual minimum rentals as follows:

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

In October 2010 the Company borrowed $1,187,544, and in March 2011 the Company borrowed an additional $1,261,538 under the Sub-loan Agreement. The Company expects to borrow another $1,507,692 from ADB in 2011and the remaining portion of its $4 million line from ADB in 2012. The interest rate for this loan is one year LIBOR+0.06%, which total equals 0.72% at December 31, 2010. The Company must borrow amounts available under the loan commitment no later than December 31, 2014 and is required to commence repaying the interest and principal on the outstanding ADB loans on May 15, 2014. Thereafter, payments of principal, interest and fees on the loans shall be made semi-annually on November 15 and May 15 of each year until November 15, 2033. The Company is required to pay a fee based on the unused portion of the commitment. All payment of principal, interest and fees are to be calculated and paid in U.S. dollars. The Company is also required to pay a fee for early repayment of the loans.

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

On June 30, 2011, we had notes payable as follows:

As of	June 30, 2011
	Amount	Due date
Jiaozuo Commercial Bank	$3,094,538	July, 2011
Jiaozuo Commercial Bank	1,547,269	July, 2011
	371,344	December, 2011
	$5,013,151

All the notes payable were repaid when due.

Seasonality

Our sales are affected by seasonality. Our products are planted in one season and harvested in another season. From October to June of each year, we plant wheat and we sell all of our wheat harvest in June. All accounts receivable related to our wheat sales are collectible within one year. For the six months ended June 30, 2011 and 2010, our wheat sales were $7,959,357and $7,166,022, respectively. From June to October of each year, the Company mostly plants peanuts and soybeans. We use all of such harvested crops as raw materials for our vegetable oil processing business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Taxation

Under the current PRC tax law, we are not subject to tax on income or capital gain. The Company cannot predict whether or for how long such tax holiday will continue in the future.

Sales tax is 10% of VAT payable. Sales tax was included in the cost of sales. Our products are subject to VAT at a rate of 17%.

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

·
Revenue Recognition.  Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectibility is reasonably assured. We do not grant any acceptance provisions in sales made to our customers. We consider goods to be accepted upon receipt. As a result, acceptance provisions do not have any impact in the timing of the recognition of revenue. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Our revenue consists of invoiced value of goods, net of a value-added tax (“VAT”). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

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

·
Variable Interest Entity. Our operations are conducted through our variable interest entity, Yida. Our indirect wholly-owned subsidiary, Henan Sky Fortune Ecological Technology Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise incorporated in China, entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Yida and its shareholders (the “Yida Shareholders”), as a result of which we are considered to control Yida.  The VIE Agreements are described in Item 2.01 herein under the subheading “Contractual Agreements”. Because we control Yida, it is included in our consolidated financial statements, as if it were a wholly-owned subsidiary, even though we do not legally own Yida. We have no operations apart from those conducted by Yida and all of our revenues are derived from Yida’s operations. Substantially all of our assets, with the exception of deferred financing and consulting fees, and substantially all of our cash inflows are related to, or are derived from, Yida.  Our control over these assets and cash flows is subject to our ability to enforce the VIE Agreements.

·
Derivative Instruments. In connection with the sale of convertible notes, we have sold warrants to purchase our common stock. These warrants are classified as derivative liabilities, rather than as equity. Additionally, the convertible notes may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using a binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Determining the fair value of our common stock underlying the convertible notes and the warrants and the fair value of our derivative liabilities requires the Company to make complex and subjective judgments.  Because of the lack of a trading history for our common stock, we estimated the fair value of our common stock based on an estimate of our enterprise value, derived from the use of a market valuation approach. That market valuation approach was based on the average of three values: value based on assets value, value based on discounted net income and value based on earnings multiple. The value based on asset value in the December 31, 2010 balance sheet was $25,145,000. The value based on discounted net income was $45,459,241, and it was calculated by using Yida’s estimate net income for 2010 and assuming that the net profit will grow by 10% each year, and then we calculated the total present value of the future income for 15 years discounted at 25%. The value based on earnings multiple was $54,323,700 calculated by using Yida’s estimate net income of 2010 times the price earnings ratio of similar companies. The enterprise value was then allocated to the various interests in the Company using an option-pricing model. The resulting average of $41,642,647 was then divided by  diluted common shares of 10,029,793, resulting  in an estimated value of  $4.15 per share. We estimated the future volatility of our common stock price based on a review of the historical volatility of publicly-traded companies considered by management to be comparable to the Company.  For purposes of this analysis, we used the historical volatility of China Organic Agriculture, Inc., Gansu Dunhuang Seed Co Ltd and Origin Agritech Ltd. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Recent accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05,Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity.  This ASU eliminates that option. .Current US GAAP does not require an entity to present reclassifications on the financial statements form OCI to NI. This ASU requires this presentation. This ASU will be effective after December 15, 2011 for Public Companies and for Nonpublic Companies this ASU will be effective after December 15, 2012.The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

In July 2011, the FASB issued ASU No. 2011-06 Other Expenses (Topic 720): Fees paid to the Federal Government by Health Insurers. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, imposed an annual fee on health care insurers for each calendar year beginning on or after January 1, 2014. This fee is not tax deductible. The fee becomes payable to the U.S. Treasury once the entity provides health insurance for each calendar year. This ASU specifies that the liability should be estimated and recorded in full and a corresponding deferred cost be amortized on a straight-line basis (generally) over the calendar year that it is payable. In addition, this ASU clarifies this fee is not an "acquisition cost". This ASU will be effective after December 31, 2013. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

In July 2011, the FASB issued ASU No.2011-07 Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities .In the past some entities recognized revenue at the time the service was provided, with no provision for doubtful collection of that revenue. This ASU will require disclosure of revenue, including discounts and information specific to the change in allowance for doubtful accounts (bad debts).  In addition, for those entities with significant revenue recognized at the time service is provided will be required to present bad debts as a deduction from that revenue.  All other entities will continue to present bad debts as an operating expense.  Transitional guidance is also provided. This ASU will be effective in 2012 for Public Companies and December 15, 2012 for Nonpublic Companies. Early application is permitted. The adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of June 30, 2011 the Company’s disclosure controls and procedures were effective, at that reasonable assurance level to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

 During the preparation of our financial statements for the six months ended June 30, 2011, we determined that there existed   deficiencies in controls as a result of the lack of qualified accounting personnel. In addition, the Company did not make entries promptly and correctly according to adjustments made in connection with the annual audit.

We have further concluded that such deficiencies represented material weaknesses. As a result, we concluded that the Company’s internal controls over financial reporting were not effective at June 30, 2011.  The Company is in the process of enhancing its financial reporting by implementation of stronger internal controls and the establishment of effective checking and reviewing procedures. The Company also plans to recruit high caliber personnel with strong financial reporting backgrounds when the Company has the cash resources to do so.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA AGRICORP, INC.

Date: August 22, 2011	BY:	/s/ Hexi Feng
Hexi Feng
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document